Form 10-Q
period 2016-03-31
Bosy Holdings Corp.
filed 2016-05-05
CIK 1652842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 333-208978

Bosy Holdings Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	98-1253258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit Room 7C, World Trust Tower Building,

50 Stanley Street, Central, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (852) 3610-2665

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES  ☐   NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☐         Accelerated Filer  ☐         Non-accelerated Filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock, $.0001 par value	201,406,000

BOSY HOLDINGS CORP.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2016	As of December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$89,177	$89,229
TOTAL ASSETS	$89,177	$89,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$2,000	$-
TOTAL LIABILITIES	$2,000	$-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $0.0001; Authorized: 600,000,000 Issued and outstanding: 201,406,000	20,141	20,141
Additional paid-in capital	77,984	77,984
Accumulated deficit	(10,948)	(8,896)
TOTAL STOCKHOLDERS’ EQUITY	$87,177	$89,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,177	$89,229

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended March 31, 2016

REVENUE	$-

COST OF SERVICE	-

GROSS PROFIT	-

GENERAL AND ADMINISTRATIVE EXPENSES	(2,052)

LOSS BEFORE INCOME TAX	(2,052)

INCOME TAX EXPENSE	-

NET LOSS	(2,052)

Net loss per share, basic and diluted:	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	201,406,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2015 (audited)	201,406,000	$20,141	$77,984	$(8,896)	$89,229

Net loss	-	-	-	(2,052)	-

Balance as of March 31, 2016 (unaudited)	201,406,000	20,141	77,984	(10,948)	87,177

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,052)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued liabilities	2,000

Net cash flows used in operating activities	(52)

Net changes in cash and cash equivalents	(52)
Cash and cash equivalents, beginning of period	89,229
CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,177

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Amendment No. 4 to Form S-1, dated April 14, 2016, for the period from June 23, 2015 (inception) to December 31, 2015.

2.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Bosy Holdings Corp. (the “Company”) was incorporated in the State of Nevada on June 23, 2015. The Company is a development stage company that intends to provide agarwood inoculation services and plantation management projects.

3.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2016, the Company has an accumulated deficit of $10,948 and incurred a net operating loss of $2,052 for the three months ended March 31, 2016. The Company had generated no revenue or committed sources of capital or financing for the reporting period. While the Company has not generated revenues from its services, the Company’s cash position may not be enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional services and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

These and other factors raise significant doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheet, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, prepayments and other receivables, amount due to a director, and other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Observable inputs such as quoted prices in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after January December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation," ("ASU 2014-10"). ASU 2014-10 removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders' equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt ASU 2014-10 effective with this registration statement on Form S-1 and its adoption resulted in the removal of previously required development stage disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718).   The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s financial position or results of operations.

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (“ASU 2014-15”), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term "substantial doubt" and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items.  ASU 2015-01 eliminates the concept of an extraordinary item from GAAP.  As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item.  However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s financial statements.  Early adoption is permitted.

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions.  On June 10, 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance.  The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

5.	STOCKHOLDERS’ EQUITY

As of March 31, 2016, there are 201,406,000 shares of common stock issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2016.

6.	INCOME TAXES

For the three months ended March 31, 2016, the local (United States) component of loss before income taxes was comprised of the following:

Three months ended
March 31, 2016

Tax jurisdictions from:
- Local	(2,052)

Loss before income tax	(2,052)

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

 The provision for income taxes consisted of the following:

Three months ended
March 31, 2016
Current:
- Local	-

Deferred:
- Local	-

Income tax expense	-

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2016, there is no operation in the United States of America. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $3,832 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

7.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2016 up through the date was the Company presented this condensed financial statements. During the period, the Company did not have any material recognizable subsequent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.4, dated April 14, 2016, for the year ended December 31, 2015 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our condensed financial statements and the notes to the condensed financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.4, dated April 14, 2016, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Bosy Holdings Corp. (the “Company”) was incorporated under the laws of the State of Nevada on June 23, 2015. Bosy Holdings Corp., is a developmental stage company that intends to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. The company also intend to provide services relating to the extraction of Agarwood from such trees, through the process of “fungal inoculation.”

Initially, we plan to target land owners seeking our services in Malaysia.

Results of Operation

For the three months period ended March 31, 2016

Revenues

We have not earned any revenues during the three months ended March 31, 2016.

General and administrative expenses

We incurred a total of $2,052 general and administrative expenses during the three months ended March 31, 2016. The general and administrative expenses are mainly comprised of bank charges and Form 10-Q review. The Company expects operating expenses to increase when it starts to commence business operations.

Net loss

For the three months ended March 31, 2016, we had generated $0 in revenues and incurred a total net loss of $2,052.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended March 31, 2016, the cash flows used in operating activities was $52. Our net loss for the period was the reason for our negative operating cash flow.

Cash Used In Investing and Financing Activities

For the three months ended March 31, 2016, there were no the cash flow in investing and financing activities.

As of March 31, 2016, we had total current assets and current liabilities of $89,177 and $2,000, respectively with a positive working capital of $87,177.

Going Concern

As of March 31, 2016, the Company suffered an accumulated deficit of $10,948 and incurred a net operating loss of $2,052 for the three months ended March 31, 2016. The Company had no revenue or committed sources of capital or financing for the reporting period. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed financial statements do not necessarily purport to represent realizable or settlement values. The condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2016.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

The above referenced issuances of the Company’s securities were not registered under the Securities Act of 1933, and we relied on exemptions pursuant to Regulation S promulgated under the Securities Act of 1933 for such issuance.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSY HOLDINGS CORP.
(Name of Registrant)

Date: May 5, 2016	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: May 5, 2016	By:	/s/ Ong Kean Wah
	Title:	Chief Operations Officer

Date: May 5, 2016	By:	/s/ Chen Zheru
	Title:	Secretary, Director

Date: May 5, 2016	By:	/s/ Chen Yan Hong
	Title:	Director