Form 10-Q
period 2016-06-30
Bosy Holdings Corp.
filed 2016-07-25
CIK 1652842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2016
Common Stock, $.0001 par value	201,484,500

BOSY HOLDINGS CORP.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of June 30, 2016	As of December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,510	$89,229
TOTAL ASSETS	$164,510	$89,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$2,000	$-
TOTAL LIABILITIES	$2,000	$-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 201,484,500 and 201,406,000 shares as of June 30, 2016 and December 31, 2015 respectively	20,148	20,141
Additional paid-in capital	156,477	77,984
Accumulated deficit	(14,115)	(8,896)
TOTAL STOCKHOLDERS’ EQUITY	$162,510	$89,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,510	$89,229

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
REVENUE	$-	-	$-	-

COST OF REVENUE	$-	-	$-	-

GROSS PROFIT	$-	-	$-	-

OPERATING EXPENSES:
General and administrative	$(5,219)	-	$(3,167)	-

LOSS BEFORE INCOME TAX	$(5,219)	-	$(3,167)	-

Income tax expense	-	-	-	-

NET LOSS	$(5,219)	-	$(3,167)	-

Net loss per share, basic and diluted:	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	201,423,684	100,000	201,441,368	100,000

See accompanying notes to the condensed consolidated financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2015 (audited)	201,406,000	$20,141	$77,984	$(8,896)	$89,229

Changes for the six month ended June 30, 2016	78,500	7	78,493	(5,219)	73,281

Balance as of June 30, 2016 (unaudited)	201,484,500	20,148	156,477	(14,115)	162,510

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,219)	$-
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued liabilities	$2,000	$-

Net cash flows used in operating activities	$(3,219)	$-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering	$78,500	$-
Net cash provided by financing activities	$78,500	$-

Net changes in cash and cash equivalents	75,281	-
Cash and cash equivalents, beginning of period	89,229	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$164,510	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Amendment No. 3 to Form S-1 for the period from June 23, 2015 (inception) to December 31, 2015.

2.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Bosy Holdings Corp. (the “Company”) was incorporated in the State of Nevada on June 23, 2015. The Company is a development stage company that intends to provide agarwood inoculation services and plantation management projects.

3.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2016, the Company has an accumulated deficit of $14,115 and incurred a net operating loss of $5,219 for the six months ended June 30, 2016. The Company had generated no revenue or committed sources of capital or financing for the reporting period. While the Company has not generated revenues from its services, the Company’s cash position may not be enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional services and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

These and other factors raise significant doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718).   The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

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

In January 2015, the FASB issued ASU No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items.  ASU 2015-01 eliminates the concept of an extraordinary item from GAAP.  As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item.  However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted.

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

As of June 30, 2016, there are 201,484,500 shares of common stock issued and outstanding. There was an increase of 78,500 shares of common stock issued and outstanding from initial public offering, when compared to the shares of common stock issued and outstanding as of March 31, 2016.

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2016.

6.	INCOME TAXES

For the three months ended June 30, 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

Six months ended
June 30, 2016

Tax jurisdictions from:
- Local	(5,219)

Loss before income tax	(5,219)

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The provision for income taxes consisted of the following:

Six months ended
June 30, 2016
Current:
- Local	-

Deferred:
- Local	-

Income tax expense	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States and Seychelles that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2016, there is no operations in the United States of America. The net operating loss carry forwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $4,940 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

7.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2016 up through the date was the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1 Amendment No.4, dated April 14, 2016, for the year ended December 31, 2015 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.4, dated April 14, 2016, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Bosy Holdings Corp. (the “Company”) was incorporated under the laws of the State of Nevada on June 23, 2015. Bosy Holdings Corp., is a developmental stage company that intends to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. The company also intend to provide services relating to the extraction of Agarwood (Agarwood is extracted from those tree, about 10-15% wood of the tree can become Agarwood) from such trees, through the process of “fungal inoculation.”

Initially, we plan to target our service to land owners in Malaysia.

Results of Operation

For the three and six months period ended June 30, 2016

Revenues

We have not earned any revenues during both the three and six months ended June 30, 2016.

General and administrative expenses

We incurred a total of $3,167 and $5,219 general and administrative expenses during the three and six months ended June 30, 2016 respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee and Edgar Filing fee. The Company expects operating expenses to increase when it starts to commence business operations.

Net loss

For the three and six months ended June 30, 2016, we had generated $0 in revenues and incurred a total net loss of $3,167 and 5,219 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the six months ended June 30, 2016, the cash flows used in operating activities was $3,219. Our net loss for the period was the reason for our negative operating cash flow.

Cash Used In Investing and Financing Activities

For the six months ended June 30, 2016, there were no the cash flow in investing.

For the six months ended June 30, 2016, the net cash provided by financing activities was $78,500, which were the proceeds from initial public offering of $78,500.

As of June 30, 2016, we had total current assets and current liabilities of $164,510 and $2,000, respectively with a positive working capital of $162,510.

Going Concern

As of June 30, 2016, the Company suffered an accumulated deficit of $14,115 and incurred a net operating loss of $5,219 for the six months ended June 30, 2016. The Company had no revenue or committed sources of capital or financing for the reporting period. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2016.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BOSY HOLDINGS CORP.
(Name of Registrant)

Date: July 25, 2016	By:	/s/ Teoh Kooi Sooi
Title: Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: July 25, 2016	By:	/s/ Ong Kean Wah
Title: Chief Operations Officer

Date: July 25, 2016	By:	/s/ Chen Zheru
Title: Secretary, Director

Date: July 25, 2016	By:	/s/ Chen Yan Hong
Title: Director