Form 10-Q
period 2016-09-30
Bosy Holdings Corp.
filed 2016-10-24
CIK 1652842

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

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

YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐        Accelerated Filer ☐         Non-accelerated Filer ☐        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2016
Common Stock, $.0001 par value	201,514,520

BOSY HOLDINGS CORP.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of September 30, 2016	As of December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$189,875	$89,229
TOTAL ASSETS	$189,875	$89,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$2,150	$-
TOTAL LIABILITIES	$2,150	$-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 201,514,520 and 201,406,000 shares as of September 30, 2016 and December 31, 2015 respectively	20,151	20,141
Additional paid-in capital	186,494	77,984
Accumulated deficit	(18,920)	(8,896)
TOTAL STOCKHOLDERS’ EQUITY	$187,725	$89,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,875	$89,229

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
REVENUE	$-	-	$-	-

COST OF REVENUE	$-	-	$-	-

GROSS PROFIT	$-	-	$-	-

OPERATING EXPENSES:
General and administrative	$(10,024)	(595)	$(4,805)	(595)

LOSS BEFORE INCOME TAX	$(10,024)	(595)	$(4,805)	(595)

Income tax expense	-	-	-	-

NET LOSS	$(10,024)	(595)	$(4,805)	(595)

Net loss per share, basic and diluted:	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	201,448,484	26,275,600	201,448,957	26,275,600

See accompanying notes to the condensed consolidated financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2015 (audited)	201,406,000	$20,141	$77,984	$(8,896)	$89,229

Changes for the nine month ended September 30, 2016	108,520	10	108,510	(10,024)	98,496

Balance as of September 30, 2016 (unaudited)	201,514,520	20,151	186,494	(18,920)	187,725

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,024)	$(595)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued liabilities	$2,150	$-

Net cash flows used in operating activities	$(7,874)	$(595)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering/sale of common stock	$108,520	$98,125
Net cash provided by financing activities	$108,520	$98,125

Net changes in cash and cash equivalents	100,646	97,530
Cash and cash equivalents, beginning of period	89,229	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$189,875	$97,530

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Amendment No. 4 to Form S-1 for the period from June 23, 2015 (inception) to December 31, 2015.

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

As of September 30, 2016, the Company has an accumulated deficit of $18,920 and incurred a net operating loss of $10,024 for the nine months ended September 30, 2016. The Company had generated no revenue or committed sources of capital or financing for the reporting period. While the Company has not generated revenues from its services, the Company’s cash position may not be enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional services and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

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

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Observable inputs such as quoted prices in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after January December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” (“ASU 2014-10"). ASU 2014-10 removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt ASU 2014-10 effective with this registration statement on Form S-1 and its adoption resulted in the removal of previously required development stage disclosures.

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

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15"), which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. ASU 2014-15 provides a definition of the term “substantial doubt” and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The guidance is effective for the annual periods ending after December 15, 2016 and interim periods thereafter with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

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

As of September 30, 2016, there are 201,514,520 shares of common stock issued and outstanding. There was an increase of 30,020 shares of common stock issued and outstanding from initial public offering, when compared to the shares of common stock issued and outstanding as of June 30, 2016.

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2016.

6.	INCOME TAXES

For the nine months ended September 30, 2016 and 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015

Tax jurisdictions from:
- Local	(10,024)	(595)

Loss before income tax	(10,024)	(595)

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The provision for income taxes consisted of the following:

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Current:
- Local	-	-

Deferred:
- Local	-	-

Income tax expense	-	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States and Seychelles that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2016, there is no operations in the United States of America. The net operating loss carry forwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $6,539 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

7.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2016 up through the date was the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent.

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

Results of Operation

For the three and nine months period ended September 30, 2016 and 2015

Revenues

We have not earned any revenues during both the three and nine months ended September 30, 2016.

General and administrative expenses

We incurred a total of $4,805 and $10,024 general and administrative expenses during the three and nine months ended September 30, 2016 respectively, as compared to $595 for the three and nine months ended September 30, 2015 The general and administrative expenses are mainly comprised of Transfer Agent Fee, Form 10-Q review fee and Edgar Filing fee. The Company expects operating expenses to increase when it starts to commence business operations.

Net loss

For the three and nine months ended September 30, 2016, we had generated $0 in revenues and incurred a total net loss of $4,805 and $10,024 respectively, as compared to the net loss of $595 and $595 for the three and nine months ended September 30, 2015

Liquidity and Capital Resources

Cash Used In Operating Activities

For the nine months ended September 30, 2016 and 2015, the cash flows used in operating activities was $7,854 and $595 respectively. Our net loss for the nine months ended September 30, 2016 was the reason for our negative operating cash flow.

Cash Used In Investing and Financing Activities

For the nine months ended September 30, 2016 and 2015, there were no the cash flow in investing.

For the nine months ended September 30, 2016 and 2015, the net cash provided by financing activities was $108,520 and $98,125 respectively. The cash provided by financing activities for the nine months ended September 30, 2016 were the proceeds from initial public offering of $108,520.

As of September 30, 2016, we had total current assets and current liabilities of $189,875 and $2,150, respectively with a positive working capital of $187,725. As of September 30, 2015, we had total current assets and current liabilities of $89,229 and $0 respectively with a positive working capital of $89,229.

Going Concern

As of September 30, 2016, the Company suffered an accumulated deficit of $18,920 and incurred a net operating loss of $10,024 for the nine months ended September 30, 2016. The Company had no revenue or committed sources of capital or financing for the reporting period. These matters raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

The above referenced issuances of the Company’s securities were not registered under the Securities Act of 1933, and we relied on exemptions pursuant to Regulation S promulgated under the Securities Act of 1933 for such issuance.

Item 3. Defaults Upon Senior Securities

None.

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

BOSY HOLDINGS CORP.
(Name of Registrant)

Date: October 24, 2016	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: October 24, 2016	By:	/s/ Ong Kean Wah
	Title:	Chief Operations Officer

Date: October 24, 2016	By:	/s/ Chen Zheru
	Title:	Secretary, Director

Date: October 24, 2016	By:	/s/ Chen Yan Hong
	Title:	Director