Form 10-K
period 2016-12-31
Bosy Holdings Corp.
filed 2017-03-23
CIK 1652842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

None

Securities registered under Section 12(b) of the Exchange Act

None

Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

201,965,520 common shares issued and outstanding as of March 23, 2016

Bosy Holdings Corp

FORM 10-K

For the Fiscal Year Ended December 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Bosy” are references to Bosy Holdings Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated on June 23, 2015 in the state of Nevada. Our principal executive office is located at Room 7C, World Trust Tower Building, 50 Gloucester Road, Hong Kong. Our principal telephone number is + (852) 3610-2665.

We intend to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. We also intend to provide services relating to the extraction of Agarwood from such trees through a process known as “inoculation.”

We believe we will be able to generate revenue from providing such services by charging a fee. We will determine at a later date an appropriate fee to charge, depending on the the particular service or services that we will provide.

If our revenues should grow to the point it is financially feasible to do so we also intend to purchase or rent our own plot of land so that we too can plant and cultivate such trees, and subsequently extract the Agarwood from them, of which we can then resell to consumers and distributors.

Description of Business

Bosy Holdings Corp. currently has four employees including our Chief Executive Officer (CEO) and Chief Operating Officer (COO). Our COO, Mr. Ong has substantial experience with, and knowledge of, Agarwood plantation management and inoculation skills, and is responsible for training new employees and overseeing anticipated expansion plans of hiring new employees in the future. Our Officers and Directors each have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary. Our CEO and COO are working as farmers utilizing special inoculation technology (Fungi Tech. and Fertilizers) and cultivation methods.

Below are a few photographs from our orchard depicting the ongoing maintenance required to upkeep the Acquilaria trees. Additionally, we have provided a graphic depicting how the infection of the tree takes place (which is necessary to develop the Agarwood that we plan to ultimately harvest). The pink bottle is filled with an infectious fungus.

Description of Inoculation

Fungal inoculation is an important step in the process of harvesting agarwood and we briefly describe how fungal inoculation works, as it pertains to agarwood, below. First, about 1-10 cm deep holes are drilled up to the xylem of agarwood trees in specified spots and their trunks are injured. Holes are dug in such a manner that there is enough space for air circulation. Though the size of the holes is immaterial, care should be taken to see that the injury spreads and the holes don’t get covered.

Pipes made out of Plastic or Natural material can be inserted into these holes to ensure that they remain open. On an average, about 40 – 90 holes are drilled on one tree trunk, at a distance of 5 cm from one another. Once the spread of injury is ascertained, fungi should be released into the tree trunk, forcing the tree to start resin production. Either the fungi collected from old agarwood trees are collected and released into experimental plants or processed difco yeast, sodium bisulfite, ferric chloride, etc., are introduced in place of natural fungi.

Depending on their breed, agarwood can be obtained from 3 – 80-year-old-trees by the process of fungal inoculation. However, trees can start yielding agarwood 18 – 21 months after the infection has begun. It should additionally be noted that there are many other factors which play a major role in determining the yield of the plant.

Proposed Business Plan

We, Bosy Holdings Corp., are a developmental stage company that intends to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. We also intend to provide services relating to the extraction of Agarwood from such trees, through the process of “fungal inoculation.”

Initially, we plan to target land owners seeking our services in Malaysia.

Note: “Plantation management services,” and “management services” are synonymous herein, with “planting and cultivation services.” “Landlord” is synonymous herein with “land owner.”

With the process of fungal inoculation explained previously this is how our business operations will be conducted going forward: We, Bosy Holdings Corp., will provide any and all planting, cultivating, and or inoculation services requested by a landlord who already has an existing plot of land to grow Aquilaria Subintegra & Aquilaria Sinensis trees.

After consulting with the landlord in regards to the services they request from us, a fee will be agreed upon amongst us and the landlord. After coming to an agreement with the landlord on a fee for our services we will, within one week, provide the landlord a list of all the materials necessary to carry out the requested services. The landlord, not us will bear the costs of any materials and will maintain ownership of such materials after our services are no longer necessary. On a case by case basis we will determine whether or not the landlord will pay us to acquire such materials or if they will acquire the materials and then provide them to us. Of course this will be at the landlord’s discretion. Any materials for any project will be held at the property of the landlord and we will not be responsible for their safekeeping. Our own employees however, will have some of their own general supplies and equipment provided to them by us, including but not limited to, gloves, hoes, shovels, tiller rake, and spades.

A few examples of some of the kinds of materials we may be in need of depending on the scope of our services from landlords include: Saplings, fertilizer, soil, manure, sand, irrigation rigs, poly bags, fencing, and commercial farming machinery.

While many of the landowners may request our services to begin the process of planting new Aquilaria trees we believe many others will already have an existing orchard that is ready or close to ready for harvesting of Agarwood, at which time we can offer our inoculation services or services relating to the general maintenance of the trees. It should be noted that the scope of our services will be conducted on a case by case basis depending on the landlord’s request. We will however, be prepared to oversee any part of the process of caring for or cultivating the Acquilaria tree, regardless of what point in time it is currently in with respect to its lifespan. Of course we will also be prepared to complete the inoculation process as well in which we would extract the Agarwood from the trees themselves.

Other Company Plans

In addition to our services that we intend to provide landlords, we also desire to seek out a plot of land that we could either rent, or purchase to grow our own orchard of Acquilaria trees of which we could then harvest the Agarwood from and sell to consumers or distributors. It should be noted however, that this is not part of our immediate plan of operations, unless it should be financial feasible to do so. Any proceeds from this offering we intend to allot directly to our service related businesses, not this endeavor. We will only begin considering the above at such time that we have generated enough revenues that we feel we could finance this project through those revenues. At this time, we have not yet identified a property for rent or purchase. Our budget for the aforementioned will be determined at a later date.

Marketing Efforts

Currently, we are developing a corporate website which we feel will bolster our presence in the market space. On the site we intend to list some of the services we intend to offer and pictures of our employees at work once we develop a client base.

We will also be pursuing marketing campaigns by utilizing the internet, social media, and perhaps even print media. These plans have not yet been determined in sufficient detail to outline herein.

Timeline to Initiate Operations

As mentioned in Form S-1, we have begun the development of our corporate website and will expect to complete in mid-2017. We will begin purchasing the basic necessities in mid-2017. We feel our employees should have at their disposal, regardless of the particular services we have been contracted for. Examples of these items are listed in our above business plan. As we begin purchasing these items, we will simultaneously begin seeking experienced employees (about five employees) who have worked in agriculture, preferably with Acquilaria trees. We believe that by end of 2017, we will be prepared to begin offering our services to landowners and that we will have a suitable work force to provide such services.

*We feel that the funds we intend to raise in this offering will be sufficient to cover our planned operations herein.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Description of Property

We do not own any real estate or other properties. The Company’s executive office are located at Unit Room 7C, World Trust Tower Building, 50 Stanley Street, Central, Hong Kong. The office space is provided rent free by the Company’s Chief Executive Officer Teoh Kooi Sooi.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

We have issued 201,965,520 shares of our common stock since our inception on June 23, 2015. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of December 31, 2016, we have 96 shareholders of record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Island Stock Transfer, with an address at 15500 Roosevelt Boulevard, Suite 301, Clearwater, FL 33760 and telephone number is +1 727-289-0010.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2016 and 2015. We have not paid any cash dividends since June 23, 2015 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the fiscal year ended December 31, 2016.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2016.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

GENERAL

Bosy Holdings Corp. (the “Company”) was incorporated on June 23, 2015 in the State of Nevada and established fiscal year end on December 31. We have recently started our operations. To the date December 31, 2016 our company possesses minimal assets, has generated no revenue from planting and cultivation service and incurred losses since inception of $192,798. We specialize in billboard, banner and large format printing.

Results of Operations

For the year ended December 31, 2016 and December 31, 2015

Revenue

We have not earned any revenues during both the year ended December 31, 2016 and December 31, 2015.

Operating expenses

Total operating expenses for the year ended December 31, 2016 and December 31, 2015, were $183,904 and $8,896 respectively. The major operating expenses included accounting fees of $1,1000 for the year ended December 31, 2016 and $7,500 for the year ended August 31, 2015; regulatory filings of $3,500 for the year ended December 31, 2016 and $0 for the year ended December 31, 2015; Corporate advisory fee of $150,000 for the year ended December 31, 2016 and $0 for the year ended December 31, 2015.

Net Loss

The net loss for the year ended December 31, 2016 and December 31, 2015 was $183,902 and $8,896 respectively.

Liquidity and Capital Resources and Cash Requirements

As of December 31, 2016, the Company had cash of $468,582 as compared to cash of $89,229 as of December 31, 2015. The Company had a working capital of $464,847 as December 31, 2016 when compared to working capital of $89,229 as of December 31, 2015.

During the year ended December 31, 2016, the Company used $180,317 of cash in operating activities due to its net loss, increase in accrual of $3,585.

During the year ended December 31, 2016 the Company generated $559,670 cash in financing activities as we issued a total of 559,520 common shares for cash contributions of $559,520 and due to loan from director of $150.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2015.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

During the quarterly report as of September 30, 2016, we did not maintain adequate controls to ensure that purchase accounting was correctly applied pursuant to U.S. generally accepted accounting principles as defined in ASC 805 and related interpretations. Specifically, we did not sufficiently allocate the purchase consideration in connection with our acquisition of F&A and Yabez. We considered the processes followed to initially account for the acquisition that included assistance from independent valuation consultants and the complexities involved in applying the unique circumstances associated with the transaction to the pertinent literature, and determined that this significant deficiency did not constitute a material weakness in internal controls over financial reporting and that the Company’s internal knowledge base and process regarding purchase accounting has now been remediated with heightened awareness and further expertise in this area.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We have increased our personnel resources and technical accounting expertise within the accounting function, however, we should continue to hire one or more personnel for the function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We also plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the mid of fiscal year 2016. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2016.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Offices

Teoh Kooi Sooi	32	President, Treasurer, Chief Executive Officer, Director
Ong Kean Wah	35	Chief Operations Officer
Chen Zheru	30	Secretary, Director
Chen Yanhong	34	Director

Teoh Kooi Sooi- Chief Executive officer, President, Treasurer, Director

Mr. Teoh graduated from University Utara Malaysia with a bachelor’s degree in multimedia major. In 2008, he started his career as a marketing & sales manager. His main job responsibilities included business development as well as building and maintaining customer relationships. Subsequently, Mr. Teoh was appointed as a director of Multi Agro Tech Sdn Bhd Company in Jun 2010 and continues to hold the position today.

Mr. Teoh’s experience with business development and director experience has led to his appointment as President, Chief Executive Officer, Treasurer and Director.

Ong Kean Wah- Chief Operations Office

Mr. Ong is the holder of Certified Practitioner of Neuro-linguistic programming (NLP), Neuro Semantics (NS) and Timelines conferred by the International Society of Neuro Semantics. Mr. Ong has been working in Multi Agro Tech SDN BHD for 6 years, during which time he provided consultation and planning services for Agarwood planters. He also gives lectures in the Universiti Putra Malaysia (UPM) about Agarwood knowledge & plantation techniques. The principal business of Multi-Agro Tech Sdn Bhd Company is in the cultivation, production and sale of agarwood and related products.

Mr. Ong’s experience working with Multi Agro Tech SDN BHD has led to his appointment as Chief Operations Officer.

Chen Zheru- Secretary, Director

Mr. Chen graduated from Wenzhou University in China with a bachelor’s degree in Accountancy in 2006. Subsequent to his graduation, and also in 2006, Mr. Chen joined Wenzhou Jimma Trading Company where he worked until 2009. In 2009 Mr. Chen joined Wenzhou Hongsheng group as a business director specialized in stainless steel manufacturing where he worked until 2013. He joined Wenzhou Hongxu Investment Management Company Limited as a business director in Jun 2013. The principal business of Wenzhou Hongxu Investment Management Company Limited is to provide a wide variety of financial products and wealth management services to its clients.

Mr. Chen’s Experience as a business director and Accountancy degree has led to his appointment as Secretary and Director of the Company.

Chen Yanhong- Director

Ms. Chen graduated from JiaYin University in China with a bachelor’s degree in economics and management in 2005. Subsequent to her graduation, and also in 2005, Ms. Chen joined Ze Tai Precision Elec (SZ) ltd as an accounting supervisor until 2007. In 2007 she joined Chan & Loke CPA Company, a business specialized in providing audit and tax services to Hong Kong incorporated Companies, as an Audit Associate. She earned her qualification as a recognized Accountant in China in 2010. She joined Falcon Secretaries Ltd as an Office Manager responsible for overseeing business operations throughout China in 2011 and she is also in charge of their Shanghai Office. From 2011 to present she has worked as a Manager at Falcon Secretaries Ltd. The principal business of Falcon Secretaries Ltd is to provide secretarial and registered office services which include, but are not limited to, maintaining statutory records, preparation of statutory documents and preparation of business registration applications.

Ms. Chen’s varied business experience and education has led to her appointment as a Director of the Company.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1. Bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

4. Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our directors are appointed to hold office until the next annual meeting of our stockholders or until their respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Board of Directors and hold office until removed by the Board or until their resignation appoints our officer.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of three members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors have no committees. We do not have a standing nominating, compensation or audit committee.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on June 23, 2015 to December 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Teoh Kooi Sooi Director, Chief Executive Officer, Principal Financial Officer, President and Treasurer	June 23, 2015 to December 31, 2016	0	0	0	0	0

Ong Kean Wah Chief Operations Officer	June 23, 2015 to December 31, 2016	0	0	0	0	0

Chen Zheru Director, Secretary	June 23, 2015 to December 31, 2016	0	0	0	0	0

Chen Yanhong Director	June 23, 2015 to December 31, 2016	0	0	0	0	0

There are no current employment agreements between the company and its officer.

Mr. Teoh and Mr. Ong have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Teoh Kooi Sooi	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chen Zheru	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chen Yanhong	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2016 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Business Address of Shareholders	Amount and Nature of Shareholders Ownership (1)	Percent of Outstanding Shares of Common Stock (2)
TEOH KOOI SOOI 8, JALAN MAWAR TAMAN MAWAR BAKAR, KAPOR SUNGAI PETANI KEDAH 08000 MALAYSIA	20,000,000	9.903%

BOSY HOLDINGS LIMITED RM 7C, WORLD TRUST TOWER, BUILDING, 50 STANLEY STREET CENTRAL HONG KONG, CHINA	180,000,000	89.124%

CHEN ZHERU QUANDONGCHUAN, QUANDONGCHUAN VILLAGE, QUXI TOWN, OUHAI DISTRICT, WENZHOU CITY 325000, CHINA	150,000	0.08%

CHEN YANHONG 12B4, BLOCK B, MEI LI YUAN, NO. 1018 HONG LING ZHONG ROAD LUOHU DISTRICT, SHENZHEN 518001, CHINA	100,000	0.05%

ONG KEAN WAH ROOM 7C, WORLD TRUST TOWER BUILDING, 50 STANLEY STREET, CENTRAL, HONG KONG	0	0%

All of the officers and directors as a group (four persons).	200,250,000	99.157%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2016, there were 201,965,520 shares of our common stock issued and outstanding.

(2) Bosy Holdings Limited is a Seychelles company which is wholly owned by our director, Mr. Chen Zheru.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the year ended December 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of December 31, 2016, our Chief Executive Officer, Mr. Teoh had loaned $150 to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2016 and 2015.

ACCOUNTING FEES AND SERVICES	2016	2015

Audit fees	$11,000	$7,500
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-

Total	$11,000	$7,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. During the year ended December 31, 2016 and 2015, the financial statements of the Company and its subsidiaries were audited by Weld Asia Associate.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax services” includes tax compliance, tax advice, tax planning.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation, as filed with the Nevada Secretary of State on June 23, 2015**

3.2	By-laws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

*Filed herewith

**As filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-208978) on January 13, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSY HOLDINGS CORP.

Date: March 23, 2017	By:	/s/ TEOH KOOI SOOI
Teoh Kooi Sooi Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TEOH KOOI SOOI	Chief Executive Officer, President, Treasurer and Director
TEOH KOOI SOOI	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 23, 2017

/s/ ONG KEAN WAH	Chief Operations Officer	March 23, 2017
ONG KEAN WAH

/s/ Chen Zheru	Secretary, Director	March 23, 2017
Chen Zheru

/s/ Chen Yanhong	Director	March 23, 2017
Chen Yanhong

BOSY HOLDINGS CORP. Financial Statements For The Years Ended December 31, 2016 And 2015 (With Report of Independent Registered Public Accounting Firm Thereon)

BOSY HOLDINGS CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bosy Holdings Corp

Room 7C, World Trust Tower Building,

50 Stanley Street, Central, Hong Kong

We have audited the accompanying balance sheets of Bosy Holdings Corp. (the “Company”) as of December 31, 2016 and December 31, 2015, and their related statements of income, changes in stockholders’ equity and cash flows for year ended December 31, 2016 and period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WELD ASIA ASSOCIATE

KUALA LUMPUR, MALAYSIA

MARCH 20, 2017

BOSY HOLDINGS CORP.

BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of December 31, 2016	As of December 31, 2015
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$468,582	$89,229
TOTAL ASSETS	$468,582	$89,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	3,585
Due to Director	$150	$-
TOTAL LIABILITIES	$3,735	$-

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 201,965,520 and 201,406,000 shares as of December 31, 2016 and December 31, 2015 respectively	20,197	20,141
Additional paid-in capital	637,448	77,984
Accumulated deficit	(192,798)	(8,896)
TOTAL STOCKHOLDERS’ EQUITY	$464,847	$89,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$468,582	$89,229

The accompanying notes are an integral part of these audited financial statements.

BOSY HOLDINGS CORP.

STATEMENTS OF INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year/Period Ended, December 31
	2016	2015
	(Audited)	(Audited)
REVENUE	$-	-

COST OF REVENUE	$-	-

GROSS PROFIT	$-	-

OTHER INCOME	$2	-

OPERATING EXPENSES:
General and administrative	$(183,904)	(8,896)

LOSS BEFORE INCOME TAX	$(183,902)	(8,896)

Income tax expense	-	-

NET LOSS	$(183,902)	(8,896)

Net loss per share, basic and diluted:	$(0.001)	(0.000)

Weighted average number of common shares outstanding, basic and diluted	201,550,380	110,192,250

See accompanying notes to the audited financial statements.

BOSY HOLDINGS CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance as of June 23, 2015 (inception)	100,000	$10	$-	-	$10
Shares issued for founder’s shares	150,000	$15	$-	-	$15
Shares issued for working capital	201,000,000	$20,100	$-	-	$20,100
Shares issued in private placement completed on September 21, 2015 at $0.5 per share	156,000	$16	$77,984	-	$78,000
Net Loss for the year	-	-		$(8,896)	$(8,896)
Balance as of December 31, 2015 (Audited)	201,406,000	$20,141	$77,984	$(8,896)	$89,229

Share issued in Initial Public Offering	559,520	$56	$559,464	-	$559,520
Net Loss for the year	-	-	-	$(183,902)	$(183.902)

Balance as of December 31, 2016 (Audited)	201,965,520	20,197	637,448	(192,798)	464,847

The accompanying notes are an integral part of these audited financial statements.

BOSY HOLDINGS CORP.

STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended December 31, 2016 (Audited)	For the Period Ended December 31, 2015 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183,902)	$(8,896)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued liabilities	$3,585	$-

Net cash flows used in operating activities	$(180,317)	$(8,896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from Director	$150	$-
Proceeds from initial public offering/sale of common stock	$559,520	$98,125
Net cash provided by financing activities	$559,670	$98,125

Net changes in cash and cash equivalents	379,353	89,229
Cash and cash equivalents, beginning of period	89,229	-
CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$468,582	$89,229

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

BOSY HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR/PERIOD ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Bosy Holdings Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on June 23, 2015. We intend to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. We also intend to provide services relating to the extraction of Agarwood from such trees through a process known as “inoculation.”

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BOSY HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR/PERIOD ENDED DECEMBER 31, 2016 AND 2015

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. While we are still in the process of completing our analysis on the impact this guidance will have on our financial statements and related disclosures, we do not expect the impact to be material.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” (“ASU 2014-10”). ASU 2014-10 removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt ASU 2014-10 effective with this registration statement on Form S-1 and its adoption resulted in the removal of previously required development stage disclosures.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We currently anticipate adopting the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for us in the first quarter of 2018 and early adoption is permitted. We are still evaluating the effect that this guidance will have on our financial statements and related disclosures.

BOSY HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR/PERIOD ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3.	STOCKHOLDERS’ EQUITY

As of December 31, 2016 and 2015, there are 201,965,520 and 201,406,000 shares of common stock issued and outstanding respectively. There was an increase of 559,520 shares of common stock issued and outstanding from initial public offering, when compared to the shares of common stock issued and outstanding as of December 31, 2015.

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2016.

4.	INCOME TAXES

For the year ended December 31, 2016 and 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2016	For the year ended December 31, 2015
Tax jurisdictions from:
- Local	(183,902)	(8,896)

Loss before income tax	(183,902)	(8,896)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2016	For the year ended December 31, 2015
Current:
- Local	-	-

Deferred:
- Local	-	-

Income tax expense	-	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2016, there is no operation in the United States of America. The net operating loss carry forwards will begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $67,479 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BOSY HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR/PERIOD ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.	LOAN FROM DIRECTOR

As of December 31, 2016 and 2015, our director has loaned to the Company $150 and $0, respectively. This loan is unsecured, non-interest bearing and due on demand.

6.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company presented this condensed financial statements. During the period, the Company did not have any material recognizable subsequent.

