Form 10-Q
period 2017-03-31
Bosy Holdings Corp.
filed 2017-05-09
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

Large Accelerated Filer [  ]     Accelerated Filer [  ]     Non-accelerated Filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2017
Common Stock, $.0001 par value	201,965,520

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

BOSY HOLDINGS CORP.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2017	As of December 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$461,056	$468,582
TOTAL ASSETS	$461,056	$468,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$2,200	$3,585
Due to Director	$150	$150
TOTAL LIABILITIES	$2,350	$3,735

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 201,965,520 and 201,965,520 shares as of March 31, 2017 and December 31, 2016 respectively	20,197	20,197
Additional paid-in capital	637,448	637,448
Accumulated deficit	(198,939)	(192,798)
TOTAL STOCKHOLDERS’ EQUITY	$458,706	$464,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$461,056	$468,582

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUE	$-	-

COST OF REVENUE	$-	-

GROSS PROFIT	$-	-

OPERATING EXPENSES:
General and administrative	$(6,141)	(2,052)

LOSS BEFORE INCOME TAX	$(6,141)	(2,052)

Income tax expense	-	-

NET LOSS	$(6,141)	(2,052)

Net loss per share, basic and diluted:	(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	201,965,520	201,406,000

See accompanying notes to the condensed financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2016 (audited)	201,965,520	$20,197	$637,448	$(192,798)	$464,847

Changes for the three month ended March 31, 2017	0	0	0	(6,141)	(6,141)

Balance as of March 31, 2017 (unaudited)	201,965,520	20,197	637,448	(198,939)	458,706

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,141)	$(2,052)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued liabilities	$(1,385)	$2,000

Net cash flows used in operating activities	$(7,526)	$(52)

Net changes in cash and cash equivalents	(7,526)	(52)
Cash and cash equivalents, beginning of period	468,582	89,229
CASH AND CASH EQUIVALENTS, END OF PERIOD	$461,056	$89,177

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

1.	BASIS OF PRESENTATION

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

In the opinion of management, the balance sheet as of March 31, 2017 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the the Form 10-K for the year ended December 31, 2016.

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

4.	STOCKHOLDERS’ EQUITY

As of March 31, 2017, there are 201,965,520 shares of common stock issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2017.

5.	INCOME TAXES

For the three months ended March 31, 2017 and 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Tax jurisdictions from:
-Local	(6,141)	(2,052)

Loss before income tax	(6,141)	(2,052)

The provision for income taxes consisted of the following:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Current:
-Local	-	-

Deferred:
-Local	-	-
Income tax expense	-	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States and Seychelles that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2017, there is no operations in the United States of America. The net operating loss carry forwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $69,629 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

6.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2017 up through the date was the Company presented this condensed financial statements. During the period, the Company did not have any material recognizable subsequent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated March 23, 2017, for the year ended December 31, 2016 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K dated May 5, 2017, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Financial Statements and notes thereto that appear elsewhere in this report.

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

Initially, we plan to target provide our service to land owners in Malaysia.

Results of Operation

For the three months ended March 31, 2017 and 2016

Revenues

We have not earned any revenues during both the three months ended March 31, 2017 and 2016.

General and administrative expenses

We incurred a total of $6,141 general and administrative expenses during the three months ended March 31, 2017 respectively, as compared to $2,052 for the three months ended March 31, 2016. The general and administrative expenses are mainly comprised of Transfer Agent Fee, Form 10-Q review fee and Edgar Filing fee. The Company expects operating expenses to increase when it starts to commence business operations.

Net loss

For the three months ended March 31, 2017 and 2016, we had generated no revenues and incurred a total net loss of $6,141 and $2,052 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended March 31, 2017 and 2016, the cash flows used in operating activities was $7,526 and $52 respectively. Our net loss for the three months ended March 31, 2017 and 2016 were the reason for our negative operating cash flow.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2017.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

BOSY HOLDINGS CORP.
(Name of Registrant)

Date: May 9, 2017

	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: May 9, 2017

	By:	/s/ Ong Kean Wah
	Title:	Chief Operations Officer

Date: May 9, 2017

	By:	/s/ Chen Zheru
	Title:	Secretary, Director

Date: May 9, 2017

	By:	/s/ Chen Yan Hong
	Title:	Director