Form 10-Q
period 2017-06-30
Bosy Holdings Corp.
filed 2017-07-18
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2017

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2017
Common Stock, $.0001 par value	201,965,520

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BOSY HOLDINGS CORP.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of June 30, 2017	As of December 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Prepaid Expenses	$1,350	$-
Cash and cash equivalents	$454,551	$468,582
TOTAL CURRENT ASSETS	$455,901	$468,582

NON-CURRENT ASSETS
Property and Equipment	$3,878	$-
TOTAL NON-CURRENT ASSETS	$3,878	$-

TOTAL ASSETS	$459,779	$468,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$2,000	$3,585
Due to Director	$4,028	$150
TOTAL LIABILITIES	$6,028	$3,735

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000; None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000; Issued and outstanding: 201,965,520 and 201,965,520 shares as of June 30, 2017 and December 31, 2016 respectively	20,197	20,197
Additional paid-in capital	637,448	637,448
Accumulated deficit	(203,894)	(192,798)
TOTAL STOCKHOLDERS’ EQUITY	$453,751	$464,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$459,779	$468,582

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
REVENUE	$12,500	-	$12,500	-

COST OF REVENUE	$10,000	-	$10,000	-

GROSS PROFIT	$2,500	-	$2,500	-

OTHER INCOME	$2	-	$2	-

OPERATING EXPENSES:
General and administrative	$(13,598)	(5,219)	$(7,457)	(3,167)

LOSS BEFORE INCOME TAX	$(11,096)	(5,219)	$(4,955)	(3,167)

Income tax expense	-	-	-	-

NET LOSS	$(11,096)	(5,219)	$(4,955)	(3,167)

Net loss per share, basic and diluted:	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	201,965,520	201,423,684	201,965,520	201,441,368

See accompanying notes to the condensed consolidated financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2016 (audited)	201,965,520	$20,197	$637,448	$(192,798)	$464,847

Changes for the six month ended June 30, 2017	0	0	0	(11,096)	(11,096)

Balance as of June 30, 2017 (unaudited)	201,965,520	20,197	637,448	(203,894)	453,751

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,096)	$(5,219)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued liabilities	$(1,585)	$2,000
Prepaid Expenses	$(1,350)	$-
Net cash flows used in operating activities	$(14,031)	$(3,219)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Non-current Assets	$(3,878)	$-
Net cash flows used in Investing activities	$(3,878)	$-
CASH FLOWS FROM FINANCING ACTIVITIES
Advance from directors	$3,878	$-
Proceeds from initial public offering	$-	$78,500
Net cash used in/provided by financing activities	$3,878	$78,500
Net changes in cash and cash equivalents	(14,031)	75,281
Cash and cash equivalents, beginning of period	468,582	89,229
CASH AND CASH EQUIVALENTS, END OF PERIOD	$454,551	$164,510

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

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

In the opinion of management, the balance sheet as of June 30, 2017 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2016.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Computer and Software	3 years

Bosy purchased 2 computers at the end of June, the management expects the computers will be subject to depreciation in next quarter because the utilization of computers will be started in July 2017. Expenditures for maintenance and repairs will be expensed as incurred.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue from supplies of Saplings is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sales return for the period reported.

Cost of revenue

Cost of revenue includes the purchase cost of saplings for re-sale to customers and packing materials. It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017

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

4.	STOCKHOLDERS’ EQUITY

As of June 30, 2017, there are 201,965,520 shares of common stock issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2017.

5	PREPAID EXPENSES

	2017	2016
Prepaid expenses	$1,350	$-
Total prepaid expenses	$1,350	$-

6	PLANT AND EQUIPMENT

At cost,	2017	2016
Equipment	$3,731	$-
Software	$147	$-
Total Plant and Equipment	$3,878	$-

7.	INCOME TAXES

For the Six months ended June 30, 2017 and 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months ended June 30, 2017	Six months ended June 30, 2016

Tax jurisdictions from:
-Local	$(11,096)	$(5,219)

Loss before income tax	$(11,096)	$(5,219)

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The provision for income taxes consisted of the following:

	Six months ended June 30, 2017	Six months ended June 30, 2016

Current:
-Local	-	-

Deferred:
-Local	-	-
Income tax expense	-	-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary that operate in various countries: United States and Seychelles that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2017, there is no operations in the United States of America. The net operating loss carry forwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance of $203,894 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

8.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2017 and 2016, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$12,500	-	100%	-	$-	-
	$12,500	-	100%	-	$-	-

For six months ended June 30, 2017 and 2016, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$12,500	-	100%	-	$-	-
	$12,500	-	100%	-	$-	-

BOSY HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendors

For three months ended June 30, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Purchase		Percentage of purchases		Accounts payable, trade
Vendor A	$10,000	-	100%	-%	$-	-
	$10,000	-	100%	-%	$-	-

For six months ended June 30, 2017 and 2016, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2017	2016	2017	2016	2017	2016
	Purchase		Percentage of purchases		Accounts payable, trade
Vendor A	$10,000	-	100%	-%	$-	-
	$10,000	-	100%	-%	$-	-

All vendors are located in Malaysia.

9.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2017 up through the date was the Company presented this condensed financial statements. During the period, the Company did not have any material recognizable subsequent.

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

As of June 14, 2017, Mr. Ong Kean Wah and Ms. Chen Yan Hong resigned from the position of Chief Operations Officer and director of the Company, respectively. Nevertheless, their departure didn’t affect our daily operation.

Results of Operation

For the three and six months period ended June 30, 2017 and 2016

Revenues

We have generated $12,500 of revenue from the sale of saplings for the three and six months ended June 30, 2017 while we had not earned any revenues during both the three and six months ended June 30, 2016.

General and administrative expenses

We incurred a total of $7,457 and $13,598 general and administrative expenses during the three and six months ended June 30, 2017, while we incurred a total of $3,167 and $5,219 general and administrative expenses during the three and six months ended June 30, 2016 respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee, transfer agent fee and Edgar Filing fee. The Company expects operating expenses to increase when it starts to expand the business operations.

Net loss

For the three and six months ended June 30, 2017, we had generated $12,500 in revenues and incurred a total net loss of $4,955 and $11,096 respectively, when compare to the period for the three and six months ended June 30, 2016, we had generated $0 in revenues and incurred a total net loss of $3,167 and $5,219 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the six months ended June 30, 2017, the cash flows used in operating activities was $14,031. Our net loss for the period was the reason for our negative operating cash flow.

Cash Used In Investing and Financing Activities

For the six months ended June 30, 2017, the cash flows used in investing activities was $3,878, as the Company bought non-current assets during this period.

For the six months ended June 30, 2017, the net cash provided by financing activities was $3,878, which were the lending from our Chief Executive Officer and director, Mr. Teoh.

As of June 30, 2017, we had total current assets and current liabilities of $455,901 and $6,028 respectively with a positive working capital of $459,779.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2017.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BOSY HOLDINGS CORP.
(Name of Registrant)

Date: July 18, 2017	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: July 18, 2017	By:	/s/ Chen Zheru
	Title:	Secretary, Director