Form 10-K
period 2017-12-31
United Royale Holdings Corp.
filed 2018-03-23
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-208978

United Royale Holdings Corp.

(Formerly known as Bosy Holdings Corp.)

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

141,965,520 common shares issued and outstanding as of March 23, 2018

United Royale Holdings Corp

(Formerly known as Bosy Holdings Corp.)

FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “URYL”, “United” are references to United Royale Holdings Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated on June 23, 2015 under the name of Bosy Holdings Corp. in the state of Nevada. On February 15, 2017, we changed our name from Bosy Holdings Corp. to United Royale Holdings Corp. to facilitate our re-branding efforts and develop and enhance our business.

Our principal executive office is located at Room 7C, World Trust Tower Building, 50 Stanley Street, Hong Kong. Our principal telephone number is + (852) 3610-2665.

We offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. We also intend to provide services relating to the extraction of Agarwood from such trees through a process known as “inoculation.”

We believe we will be able to generate revenue from providing such services by charging a fee. We will determine an appropriate fee to charge, depending on the particular service or services that we will provide. At this time, we generate revenue through sale of Aquilaria saplings.

If our revenues should grow to the point it is financially feasible to do so we also intend to purchase or rent our own plot of land so that we too can plant and cultivate such trees, and subsequently extract the Agarwood from them, of which we can then resell to consumers and distributors.

Description of Business

We currently has three employees including our Chief Executive Officer (CEO) and Director. Our CEO, Mr. Teoh has substantial experience with, and knowledge of, Agarwood plantation management and inoculation skills, and is responsible for training any new employees and overseeing anticipated expansion plans of hiring new employees in the future. Our Officers and Directors spend on our business up to an aggregate of 40 hours per week, but are prepared to devote more time if necessary.

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

Proposed Business Plan

We offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. We also provide services relating to the extraction of Agarwood from such trees, through the process of “fungal inoculation.”

We have initially targeted land owners seeking our services in Malaysia.

Note: “Plantation management services,” and “management services” are synonymous herein, with “planting and cultivation services.” “Landlord” is synonymous herein with “land owner.”

With the process of fungal inoculation explained previously this is how our business operations will be conducted going forward: We will provide any and all planting, cultivating, and or inoculation services requested by a landlord who already has an existing plot of land to grow Aquilaria Subintegra & Aquilaria Sinensis trees.

After consulting with the landlord in regards to the services they request from us, a fee will be agreed upon amongst us and the landlord. After coming to an agreement with the landlord on a fee for our services we will, within one week, provide the landlord a list of all the materials necessary to carry out the requested services. The landlord, not us will bear the costs of any materials and will maintain ownership of such materials after our services are no longer necessary. On a case by case basis we will determine whether the landlord will pay us to acquire such materials or if they will acquire the materials and then provide them to us. This will be at the landlord’s discretion. Any materials for any project will be held at the property of the landlord and we will not be responsible for their safekeeping. Our own employees however, will have some of their own general supplies and equipment provided to them by us, including but not limited to, gloves, hoes, shovels, tiller rake, and spades.

A few examples of some of the kinds of materials we may need depending on the scope of our services from landlords include: Saplings, fertilizer, soil, manure, sand, irrigation rigs, poly bags, fencing, and commercial farming machinery.

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

Other Company Plans

In addition to our services that we intend to provide landlords, we also desire to seek out a plot of land that we could either rent, or purchase to grow our own orchard of Acquilaria trees, of which we could then harvest the Agarwood from and sell to consumers or distributors. It should be noted, however, that this is not part of our immediate plan of operations, unless it should be financial feasible to do so. Any proceeds from this offering we intend to allot directly to our service related businesses, not this endeavor. We will only begin considering the above at such time that we have generated enough revenues that we feel we could finance this project through those revenues. At this time, we have not yet identified a property for rent or purchase. Our budget for the aforementioned will be determined at a later date.

Marketing Efforts

Currently, we are currently changing and amending our corporate website which we feel will bolster our presence in the market space. On the site we intend to list some of the services we intend to offer and pictures of our employees at work once we develop a client base.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. The Company’s executive office is located at Room 7C, World Trust Tower Building, 50 Stanley Street, Central, Hong Kong. The office space is provided rent free by the Company’s Chief Executive Officer, Mr. Teoh Kooi Sooi.

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTCQB under the trading symbol “URYL.” Our common stock did not trade prior to September 6, 2017.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2017	High Bid		Low Bid
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter		$1.50		$0.80
Fourth Quarter		$2.86		$1.25

We have issued and cancelled 201,965,520 shares and 60,000,000 shares of our common stock respectively since our inception on June 23, 2015, which resulted in 141,965,520 shares of common stock outstanding as of December 31, 2017. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of December 31, 2017, we have 161 shareholders of record of our common stock.

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

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2017 and 2016. We have not paid any cash dividends since June 23, 2015 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the fiscal year ended December 31, 2017.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2017.

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

GENERAL

United Royale Holdings Corp., formerly known as Bosy Holdings Corp. (the “Company”) was incorporated under the laws of the State of Nevada on June 23, 2015. The Company, is a developmental stage company that intends to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. The company also intend to provide services relating to the extraction of Agarwood (Agarwood is extracted from those tree, about 10-15% wood of the tree can become Agarwood) from such trees, through the process of “fungal inoculation.”

We initially targeted our service to land owners in Malaysia.

As of June 14, 2017, Mr. Ong Kean Wah and Ms. Chen Yan Hong resigned from the position of Chief Operations Officer and director of the Company, respectively. Nevertheless, their departure didn’t affect our daily operation.

On December 29, 2017, the Company applied for uplifting to OTCQB Marketplace. On January 11, 2018, the Company obtained the official approval from the OTCmarkets and is verified for trading OTCQB Marketplace on January 12, 2018.

On February 1, 2018, the majority of the directors and shareholders of the Company adopted the resolution to request a name change of the Company from “Bosy Holdings Corp.” to “United Royale Holdings Corp.”. The name change became effective with the State of Nevada on February 5, 2018. FINRA announced on February 14, 2018 that the new name of “United Royale Holdings Corp.” was be effective on February 15, 2018, and the new ticker symbol of “URYL” will be effective on February 15, 2018.

Results of Operations

For the year ended December 31, 2017 and December 31, 2016

Revenue

We have generated $12,500 of revenue from the sale of saplings for the year ended December 31, 2017 while we had not earned any revenues for the year ended December 31, 2016.

Cost of Revenue

We have incurred $10,000 of cost from the sale of saplings for the year ended December 31, 2017 while we had not incurred any costs for the year ended December 31, 2016.

General and administrative expenses

We incurred a total of $45,003 general and administrative expenses for the year ended December 31, 2017, while we incurred a total of $183,850 general and administrative expenses for the year ended December 31, 2016. The general and administrative expenses are mainly comprised of audit fee, professional fee, salary, transfer agent fee and Edgar Filing fee. The decrease in general administrative expense in 2017 was due to a decrease in corporate structuring and business consulting fee. In 2016, we incurred a business consulting fee of $150,000 in corporate structuring and business advisory on the business development in South East Asia.

Net Loss

The net loss for the year ended December 31, 2017 and December 31, 2016 was $42,650 and $183,902 respectively.

Liquidity and Capital Resources and Cash Requirements

As of December 31, 2017, the Company had cash of $440,868 as compared to cash of $468,582 as of December 31, 2016. The Company had a working capital of $418,965 as December 31, 2017 when compared to working capital of $464,847 as of December 31, 2016.

Cash Used In Operating Activities

During the year ended December 31, 2017, the cash flows used in operating activities was $27,741. Our net loss for the period and increase in accrual liabilities were the reasons for our negative operating cash flow.

During the year ended December 31, 2016, the Company used $180,317 of cash in operating activities due to its net loss, increase in accrual of $3,585.

The difference between year 2017 and 2016, was due to a business consulting fee of $150,000 in corporate structuring and business advisory on the business development in South East Asia, we paid in 2016.

Cash Used In Investing Activities

During the year ended December 31, 2017, the cash flows used in investing activities was $3,878, as the Company bought the computer and software during the year of 2017.

During the year ended December 31, 2016, the Company didn’t generate or use any cash in investing activities.

Cash Provided by Financing Activities

During the year ended December 31, 2017, the net cash provided by financing activities was $3,878, which were the lending from our Chief Executive Officer and Director, Mr. Teoh.

During the year ended December 31, 2016 the Company generated $559,670 cash in financing activities as we issued a total of 559,520 common shares for cash contributions of $559,520 and the lending from our Chief Executive Officer and Director, Mr. Teoh of $150.

We will expect to utilize $150,000 in 2018 from the cash generated from the issuance of common shares in recruiting personnel and hiring staff, office equipment, cost of inoculation, research and development.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure with respect to the change in our accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Forms 8-K respectively filed with the Securities and Exchange Commission on December 20, 2017 and January 3, 2018. As previously disclosed, there were no disagreements or any reportable events to disclose.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2017, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the mid of fiscal year 2018. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices

Teoh Kooi Sooi	33	President, Treasurer, Chief Executive Officer, Director
Chen Zheru	31	Secretary, Director
Ong Kean Wah	36	Chief Operations Officer (resigned as of June 14, 2017)
Chen Yanhong	35	Director (resigned as of June 14, 2017)

Teoh Kooi Sooi- Chief Executive officer, President, Treasurer, Director

Mr. Teoh graduated from University Utara Malaysia with a bachelor’s degree in multimedia major. In 2008, he started his career as a marketing & sales manager. His main job responsibilities included business development as well as building and maintaining customer relationships. Subsequently, Mr. Teoh was appointed as a director of Multi Agro Tech Sdn Bhd Company in Jun 2010 and ceased to hold any position in January 2017.

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

Involvement in Certain Legal Proceedings

Our Directors and our Officers have not been involved in any of the following events during the past ten years:

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

TERM OF OFFICE

Our directors are appointed to hold office until the next annual meeting of our stockholders or until their respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Board of Directors hold office until removed by the Board or until their resignation appoints our officer.

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors have no committees. We do not have a standing nominating, compensation or audit committee.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from January 1, 2016 to December 31, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Teoh Kooi Sooi Director, Chief Executive Officer, Principal	January 1 2016 to December 31, 2016	0	0	0	0	0
Financial Officer, President and Treasurer	January 1 2017 to December 31, 2017	5,000	0	0	0	0

Chen Zheru Director, Secretary	January 1 2016 to December 31, 2016	0	0	0	0	0
	January 1 2017 to December 31, 2017	500	0	0	0	0

Ong Kean Wah* Chief Operations Officer	January 1 2016 to December 31, 2016	0	0	0	0	0
	January 1 2017 to December 31, 2017	0	0	0	0	0
		0	0	0	0	0
Chen Yanhong* Director	January 1 2016 to December 31, 2016	0	0	0	0	0
	January 1 201 7 to December 31, 2017	0	0	0	0	0

* Resigned as of June 14, 2017

There are current employment agreements between the company and its officer and director.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Teoh Kooi Sooi	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Chen Zheru	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Chen Yanhong*	-0-	-0-	-0-	-0-	-0-	-0-	-0-

* Resigned as of June 14, 2017

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2017 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Business Address of Shareholders (1)	Amount and Nature of Shareholders Ownership (2)	Percent of Outstanding Shares of Common Stock (3)
TEOH KOOI SOOI (i),(ii),(iii)	15,000,000	10.566%

BOSY HOLDINGS LIMITED(i)	80,000,000	56.352%

CHEN ZHERU(i),(ii),(iii)	150,000	0.106%

All of the officers and directors as a group (two persons)(iv)	95,150,000	67.023%

(1)	Except as otherwise set forth below, the address of each beneficial owner is Room 7C, World Trust Tower Building, 50 Stanley Street, Central, Hong Kong

(2)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2017, there were 141,965,520 shares of our common stock issued and outstanding.

(3)	Bosy Holdings Limited is a Seychelles company which is wholly owned by our director, Mr. Chen Zheru.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the year ended December 31, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of December 31, 2017, our Chief Executive Officer, Mr. Teoh had loaned $4,028 to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2017 and 2016. On January 2, 2018, we have engaged TAAD LLP (“TAAD”) as its principal accountant and dismissed Weld Asia Associates (“Weld Asia”) from that role. The accounting fees and services charged by TAAD and Weld Asia for 2017 and 2016 are shown separately in the following two tables.

TAAD LLP

ACCOUNTING FEES AND SERVICES	2017	2016

Audit fees	$12,000	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$12,000	$0

Weld Asia Associates

ACCOUNTING FEES AND SERVICES	2017	2016

Audit fees	$6,000	$11,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$6,000	$11,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. During the year ended December 31, 2017 and 2016, the financial statements of the Company were audited by Weld Asia Associates and TAAD LLP.

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

PART IV

ITEM 15. EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Article of Incorporation, as amended**

3.2	By-laws, as amended**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

*Filed herewith

** Previously filed as an exhibit to the Company’s Form 8-k filed with SEC on March 15, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ROYALE HOLDINGS CORP. FORMERLY KNOWN AS BOSY HOLDINGS CORP.

Date: March 23, 2018	By:	/s/ TEOH KOOI SOOI
Teoh Kooi Sooi Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TEOH KOOI SOOI	Chief Executive Officer, President, Treasurer and Director
TEOH KOOI SOOI	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 23, 2018

/s/ Chen Zheru	Secretary, Director	March 23, 2018
Chen Zheru

UNITED ROYALE HOLDINGS CORP.

(FORMERLY KNOWN AS BOSY HOLDINGS CORP.)

Financial Statements

For The Years Ended December 31, 2017 And 2016

(With Report of Independent Registered Public Accounting Firm Thereon)

UNITED ROYALE HOLDINGS CORP.

(FORMERLY KNOWN AS BOSY HOLDINGS CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

United Royale Holdings Corp.

We have audited the accompanying balance sheets of United Royale Holdings Corp. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Royale Holdings Corp. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ TAAD, LLP

Diamond Bar, California
March 23, 2018

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of December 31, 2017	As of December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$440,868	$468,582
Prepaid expenses	425	-
TOTAL CURRENT ASSETS	$441,293	$468,582

NON-CURRENT ASSETS
Plant and equipment, net	3,232	-
TOTAL ASSETS	$444,525	$468,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$18,300	$3,585
Due to Director	4,028	150
TOTAL CURRENT LIABILITIES	$22,328	$3,735
TOTAL LIABILITIES	$22,328	$3,735

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001;Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,965,520 shares as of December 31, 2017 and 201,965,520 shares as of December 31, 2016 respectively	14,197	20,197
Additional paid-in capital	643,448	637,448
Accumulated deficit	(235,448)	(192,798)
TOTAL STOCKHOLDERS’ EQUITY	422,197	464,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$444,525	$468,582

The accompanying notes are an integral part of these audited financial statements.

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended, December 31
	2017	2016

REVENUE	$12,500	$-

COST OF REVENUE	(10,000)	-

GROSS PROFIT	2,500	-

OPERATING EXPENSES:
General and administrative	(45,003)	(183,850)

LOSS FROM OPERATIONS	(42,503)	(183,850)

Foreign currency loss and other income (expense), net	(147)	(52)

LOSS BEFORE INCOME TAX	(42,650)	(183,902)

INCOME TAX EXPENSE	-	-

NET LOSS	$(42,650)	$(183,902)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	198,677,849	201,550,380

See accompanying notes to the audited financial statements.

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance as of December 31, 2015 (Audited)	201,406,000	$20,141	$77,984	$(8,896)	$89,229
Share issued in Initial Public Offering	559,520	56	559,464	-	559,520
Net Loss for the year	-	-	-	(183,902)	(183,902)
Balance as of December 31, 2016 (audited)	201,965,520	$20,197	$637,448	$(192,798)	$464,847
Share cancellation	(60,000,000)	(6,000)	6,000	-	-
Net Loss for the year	-	-	-	(42,650)	(42,650)

Balance as of December 31, 2017 (audited)	141,965,520	$14,197	$643,448	$(235,448)	$422,197

The accompanying notes are an integral part of these audited financial statements.

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,650)	$(183,902)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	646	-
Changes in operating assets and liabilities:
Increase in accrued liabilities	14,715	3,585
Increase in prepayment	(425)	-
Net cash flows used in operating activities	(27,714)	(180,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,878)	-

Net cash flows used in investing activities	(3,878)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amount due to director	3,878	150
Proceeds from sale of common stock	-	559,520
Net cash flows provided by financing activities	3,878	559,670

Net changes in cash and cash equivalents	(27,714)	379,353
Cash and cash equivalents, beginning of period	468,582	89,229

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$440,868	$468,582

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

United Royale Holdings Corp., formerly known as Bosy Holdings Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on June 23, 2015. We intend to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. We also intend to provide services relating to the extraction of Agarwood from such trees through a process known as “inoculation.”

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

Our deposit is currently deposit in HSBC Hong Kong, and there is a Deposit Protection Scheme protects our eligible deposits held with bank in Hong Kong which is members of the Scheme. The scheme will pay us a compensation up to a limit of HKD500,000, which is equivalent to $64,102, if HSBC Hong Kong fails.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Computer and Software	3 years

The Company purchased 2 computers at the end of June 2017, and the computers has been subject to depreciation since the utilization in July 2017. Expenditures for maintenance and repairs will be expensed as incurred.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. Hong Kong Dollars (“HK$”), which is the respective functional currencies for the Company as the deposit is currently kept in HSBC Hong Kong.

Translation of amounts from HK$ of the Company into US$ has been made at 7.8 for the years ended December 31, 2017 and 2016, and as of December 31, 2017 and 2016.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured. The sales revenue is related to a sale of Aquilaria saplings to one client and it is a one-time transaction. For the year ended December 31, 2017, the company had only one client.

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

Cost of revenue

Cost of revenue includes the purchase cost of saplings for re-sale to customers. It excludes purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of distribution network in cost of revenues, as the saplings were well packed when we received. And the warehouse space and distribution tools were provided free by the Company’s Chief Executive Officer, Mr. Teoh Kooi Sooi.

Income taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Consolidated Statements of Income.

Significant management judgment is required to determine the amount of benefit to be recognized in relation to an uncertain tax position. The Company uses a two-step process to evaluate tax positions. The first step requires an entity to determine whether it is more likely than not (greater than 50% chance) that the tax position will be sustained. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Company in future periods.

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayments, amount due to a director and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We will adopt the new standard effective January 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

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

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	PREPAID EXPENSES

The prepaid expenses in 2017 was the retainer kept in the transfer agent’s account.

4.	PLANT AND EQUIPMENT

	As of December 31, 2017	As of December 31, 2016
Equipment and Software	$3,878	$-
Accumulated Depreciation	(646)	-
Plant and equipment, net	$3,232	$-

The Company acquired a computer as equipment and a software at $3,731 and $147 respectively in 2017, and the accumulated depreciation as of December 31, 2017 was $646, which constituted a net book value of $3,232.

5.	INCOME TAXES

The current and deferred income tax expense (benefit) consists of the following:

	For the year ended December 31, 2017	For the year ended December 31, 2016
Deferred income tax assets and liabilities were comprised of :
Net operating loss carry forward	$80,052	$65,551
Valuation allowance	(80,052)	(65,551)

Net Deferred Tax Assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of December 31, 2017 and 2016, therefore no deferred tax assets or liabilities have been recognized.

The valuation allowance at December 31, 2017 and 2016 were approximately $80,052 and $65,551. The net change in valuation allowance during the years ended December 31, 2017 and 2016 was $14,501 and $62,527. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2017 and 2016. The Company’s policy is to record uncertain tax positions as a component of income tax expense. The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2017 and 2016. The Company’s policy is to record uncertain tax positions as a component of income tax expense. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2017 and 2016. All tax years since inception remains open for examination by taxing authorities.

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the year ended December 31, 2017 and 2016 respectively, as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016
Computed “expected” tax expense (benefit)	(14,501)	(62,527)
Change in valuation allowance	14,501	62,527
Actual tax expense (benefit)	$-	$-

The Company has not filed its tax returns since its inception and the management will file the previous outstanding tax returns after the filing of the Form 10-K as of December 31, 2017.

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	AMOUNT DUE TO DIRECTOR

As of December 31, 2017 and 2016, our director has loaned to the Company $4,028 and $150, respectively. This loan is unsecured, non-interest bearing and due on demand.

7.	STOCKHOLDERS EQUITY

On June 23, 2015, the founder of the Company, Ms. Chen Yanhong purchased 100,000 shares of restricted common stock of the Company at a par value of $0.0001 per share for the Company’s initial working capital.

On September 11, 2015, the other founder of the Company, Mr. Chen Zheru purchased 150,000 shares of restricted common stock of the Company at a par value of $0.0001 per share for the Company’s initial working capital.

On September 18, 2015, a related company which is controlled by Mr. Chen Zheru purchased 180,000,000 shares of restricted common stock of the Company, at a par value of $0.0001 per share, for $18,000.

On September 18, 2015, the Chief Executive Officer of the Company, Mr. Teoh Sooi Kooi purchased 20,000,000 shares of restricted common stock of the Company at a par value of $0.0001 per share for $2,000.

On September 18, 2015, Ms. Chen Huile purchased 1,000,000 shares of restricted common stock of the Company, at a par value of $0.0001 per share, for $100.

On September 21, 2015, the Company entered into certain Subscription Agreements with 39 investors relating to the private placement of a total of 156,000 shares of restricted common stocks at a subscription price of $0.5 per share, for aggregate gross proceeds of $78,000.

During the financial year of 2016, the Company issued 559,520 shares of common stocks at a subscription price of $1 per share in its initial public offering, for aggregate gross proceeds of $559,520.

All proceeds received are used for the Company’s working capital.

On December 12. 2017, a related company which is controlled by Mr. Chen Zheru cancelled its 60,000,000 shares of common stock.

As of December 31, 2017 and 2016, there are 141,965,520 and 201,965,520 shares of common stock issued and outstanding respectively

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2017.

8.	SALARY COMMITMENT

On December 1, 2017, Our Chief Executive Officer, Mr. Teoh and our director, Mr. Chen entered into the employment contract with the Company. Mr. Teoh was paid at $5,000 per month and Mr. Chen was paid at $500 per month. On the same day, the Company employed one more accountant at $800 per month.

9.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customer

For the years ended December 31, 2017 and 2016, the customer who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end is presented as follows:

	2017	2016	2017	2016	2017	2016
	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$12,500	-	100%	-%	$-	-
	$12,500	-	100%	-%	$-	-

(b) Major vendor

For the years ended December 31, 2017 and 2016, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end is presented as follows:

	2017	2016	2017	2016	2017	2016
	Purchase		Percentage of purchases		Accounts payable, trade
Vendor A	$10,000	-	100%	-%	$-	-
	$10,000	-	100%	-%	$-	-

Our CEO, Mr. Teoh, was the director of Vendor A previously. He resigned from Vendor A on January 25, 2017, while the sale was generated in June 2017.

10.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017 up through the date the Company presented this condensed financial statements. During the period, the Company did not have any material recognizable subsequent.

