Form 10-Q
period 2018-03-31
United Royale Holdings Corp.
filed 2018-05-09
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-208978

United Royale Holdings Corp.

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2018
Common Stock, $.0001 par value	141,965,520

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

UNITED ROYALE HOLDINGS CORP.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2018 (Unaudited)	As of December 31, 2017 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$380,973	$440,868
Prepaid expenses	8,850	425
TOTAL CURRENT ASSETS	$389,823	$441,293

NON-CURRENT ASSETS
Plant and equipment, net	2,909	3,232
TOTAL ASSETS	$392,732	$444,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$11,000	$18,300
Due to Director	4,028	4,028
TOTAL CURRENT LIABILITIES	$15,028	$22,328
TOTAL LIABILITIES	$15,028	$22,328

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,965,520 shares as of March 31, 2018 and December 31, 2017	14,197	14,197
Additional paid-in capital	643,448	643,448
Accumulated deficit	(279,941)	(235,448)
TOTAL STOCKHOLDERS’ EQUITY	377,704	422,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$392,732	$444,525

The accompanying notes are an integral part of these unaudited financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31,
	2018 (Unaudited)	2017 (Unaudited)

REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	(44,457)	(6,109)

LOSS FROM OPERATIONS	(44,457)	(6,109)

Foreign currency loss and other income (expense), net	(36)	(32)

LOSS BEFORE INCOME TAX	(44,493)	(6,141)

INCOME TAX EXPENSE	-	-

NET LOSS	$(44,493)	$(6,141)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,965,520	201,965,520

See accompanying notes to the unaudited financial statements.

UNITED ROYALE HOLDINGS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2017 (Audited)	141,965,520	$14,197	$643,448	$(235,448)	$422,197
Changes for the three months ended March 31, 2018	-	-	-	(44,493)	(44,493)
Balance as of March 31, 2018 (Unaudited)	141,965,520	$14,197	$643,448	$(279,941)	$377,704

The accompanying notes are an integral part of these unaudited financial statements.

UNITED ROYALE HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31, 2018 (Unaudited)	For the three months ended March 31, 2017 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,493)	$(6,141)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	323	-
Changes in operating assets and liabilities:
Decrease in accrued liabilities	(7,300)	(1,385)
Increase in prepayment	(8,425)	-
Net cash flows used in operating activities	(59,895)	(7,526)

Net changes in cash and cash equivalents	(59,895)	(7,526)
Cash and cash equivalents, beginning of period	440,868	468,582

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$380,973	$461,056

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

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

In the opinion of management, the balance sheet as of March 31, 2018 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2017.

2.	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Translation of amounts from HK$ of the Company into US$ has been made at 7.8 for the three months ended March 31, 2018 and 2017, and year ended December 31, 2017.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers”, the Company recognizes revenue from sales of goods and services when the following five following steps are carried out: (1) Identify the contract; (2) Identify the performance obligations; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize revenue. For the three months ended March 31, 2018 and 2017, the company had no revenue recorded, as a result, there was no effect on revenue by adopting ASC 606 starting from January 1, 2018.

Income taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Consolidated Statements of Income.

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

●       Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●       Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We adopted the new standard effective January 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory (ASU 2016-16), which requires companies to recognize the income-tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We adopted the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2018, and do not expect the standard to have a material impact on our financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.	PREPAID EXPENSES

The prepaid expenses as of March 31, 2018 included the retainers of $1,350 kept in the transfer agent’s account and OTCQB annual fee of $7,500, while the prepaid expenses as of December 31, 2017 only included the retainer of $425 kept in the transfer agent’s account.

5.	PLANT AND EQUIPMENT, NET

	As of March 31, 2018	As of December 31, 2017
Equipment and Software	$3,878	$3,878
Accumulated Depreciation	(969)	(646)
Plant and equipment, net	$2,909	$3,232

The Company acquired computers as equipment and a software at $3,731 and $147 respectively in 2017, and the accumulated depreciations as of March 31, 2018 and December 31, 2017 were $969 and $646 respectively, which constituted the corresponding net book values of $2,909 and $3,232 respectively.

6.	AMOUNT DUE TO DIRECTOR

As of March 31, 2018, and December 31, 2017, our director has loaned to the Company $4,028 and $4,028, respectively. This loan is unsecured, non-interest bearing and due on demand.

7.	STOCKHOLDERS’ EQUITY

On December 12, 2017, a related company which is controlled by Mr. Chen Zheru cancelled its 60,000,000 shares of common stock.

As of March 31, 2018, and December 31, 2017, there are 141,965,520 and 141,965,520 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2018.

8.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2018 up through the date was the Company presented this condensed financial statements. During the period, the Company did not have any material recognizable subsequent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated March 23, 2018, for the year ended December 31, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K dated March 23, 2018, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

United Royale Holdings Corp. (the “Company”) was incorporated under the laws of the State of Nevada on June 23, 2015. United Royale Holdings Corp., is a developmental stage company that intends to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. The company also intend to provide services relating to the extraction of Agarwood (Agarwood is extracted from those tree, about 10-15% wood of the tree can become Agarwood) from such trees, through the process of “fungal inoculation.”

We offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. We also intend to provide services relating to the extraction of Agarwood from such trees through a process known as “inoculation.”

On February 1, 2018, the majority of the directors and shareholders of the Company adopted the resolution to request a name change of the Company from “Bosy Holdings Corp.” to “United Royale Holdings Corp.”. The name change became effective with the State of Nevada on February 5, 2018. FINRA announced on February 14, 2018 that the new name of “United Royale Holdings Corp.” was be effective on February 15, 2018, and the new ticker symbol of “URYL” was effective on February 15, 2018.

On March 30, 2018, Mr. Teoh Kooi Sooi resigned from the President of the Company. And Mr. Teoh retained his position of Chief Executive Officer, treasurer, and director in the board. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Teoh Kooi Sooi has been the President of the Company since September 18, 2015.

On March 30, 2018, Mr. Chen Zheru resigned from the Secretary of the Company. And Mr. Chen will retain his position of director in the board. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Chen Zheru has been the Secretary of the Company since September 18, 2015.

On March 30, 2018, Ms. Jaya C Rajamanickam was appointed as the Company’s new President. Ms. Feliana Binti Johny was appointed as the Company’s new Secretary. The biographies for new officers of the Company was filed in the Form 8-K filed with SEC on March 30, 2018.

Results of Operation

For the three months ended March 31, 2018 and 2017

Revenues

We have not earned any revenues during both three months ended March 31, 2018 and 2017.

General and administrative expenses

We incurred a total of $44,457 general and administrative expenses for the three months ended March 31, 2018, while we incurred a total of $6,109 general and administrative expenses for the year ended March 31, 2017. The general and administrative expenses are mainly comprised of salary, professional fee, salary, transfer agent fee and Edgar Filing fee. The increase in general and administrative expenses in 2018 was due to an increase in salary, professional fees for the name change and OTCQB application and annual fees.

Net loss

For the three months ended March 31, 2018 and 2017, we had generated no revenues and incurred a total net loss of $44,493 and $6,141 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended March 31, 2018 and 2017, the cash flows used in operating activities was $59,895 and $7,526 respectively. Our net loss for the three months ended March 31, 2018 and 2017 were the reason for our negative operating cash flow.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2018.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UNITED ROYALE HOLDINGS CORP.
(Name of Registrant)

Date: May 9, 2018

	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)