Form 10-Q
period 2018-06-30
United Royale Holdings Corp.
filed 2018-08-09
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2018
Common Stock, $.0001 par value	141,965,520

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

UNITED ROYALE HOLDINGS CORP.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of June 30, 2018	As of December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$352,603	$440,868
Prepaid expenses	5,275	425
TOTAL CURRENT ASSETS	$357,878	$441,293

NON-CURRENT ASSETS
Plant and equipment, net	2,585	3,232
TOTAL ASSETS	$360,463	$444,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$9,300	$18,300
Due to Director	4,028	4,028
TOTAL CURRENT LIABILITIES	$13,328	$22,328
TOTAL LIABILITIES	$13,328	$22,328

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,965,520 shares as of June 30, 2018 and December 31, 2017	14,197	14,197
Additional paid-in capital	643,448	643,448
Accumulated deficit	(310,510)	(235,448)
TOTAL STOCKHOLDERS’ EQUITY	347,135	422,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$360,463	$444,525

The accompanying notes are an integral part of these unaudited financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE	$-	12,500	$-	12,500

COST OF REVENUE	$-	10,000	$-	10,000

GROSS PROFIT	$-	2,500	$-	2,500

OPERATING EXPENSES:
General and administrative	$(30,664)	(7,457)	$(75,121)	(13,598)

LOSS FROM OPERATIONS	$(30,664)	(4,955)	$(75,121)	(11,096)

Foreign currency loss and other income (expense), net	23	-	59	-

LOSS BEFORE INCOME TAX	(30,641)		(75,062)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(30,641)	(4,955)	$(75,062)	(11,096)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,965,520	201,965,520	141,965,520	201,965,520

See accompanying notes to the unaudited financial statements.

UNITED ROYALE HOLDINGS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2017 (Audited)	141,965,520	$14,197	$643,448	$(235,448)	$422,197
Net loss for the six months ended June 30, 2018	-	-	-	(75,062)	(75,062)
Balance as of June 30, 2018 (Unaudited)	141,965,520	$14,197	$643,448	$(310,510)	$347,135

The accompanying notes are an integral part of these unaudited financial statements.

UNITED ROYALE HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,062)	$(11,096)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	647	-
Changes in operating assets and liabilities:
Decrease in accrued liabilities	(9,000)	(1,585)
Increase in prepayment	(4,850)	(1,350)
Net cash flows used in operating activities	(88,265)	(14,031)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of Non-current Assets	-	(3,878)
Net cash flows used in investing activities	-	(3,878)
CASH FLOWS FROM FINANCING ACTIVITIES
Advance from directors	-	3,878
Net cash used in/provided by financing activities	-	3,878
Net changes in cash and cash equivalents	(88,265)	(14,031)
Cash and cash equivalents, beginning of period	440,868	468,582

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$352,603	$454,551

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

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

In the opinion of management, the balance sheet as of June 30, 2018 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

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

Translation of amounts from HK$ of the Company into US$ has been made at 7.8 for the three months ended June 30, 2018 and 2017, and year ended December 31, 2017.

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers”, the Company recognizes revenue from sales of goods and services when the following five following steps are carried out: (1) Identify the contract; (2) Identify the performance obligations; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize revenue. For the six months ended June 30, 2018 and 2017, the company had no revenue recorded, as a result, there was no effect on revenue by adopting ASC 606 starting from January 1, 2018.

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

The prepaid expenses as of June 30, 2018 included the retainers of $275 kept in the transfer agent’s account and OTCQB annual fee of $5,000, while the prepaid expenses as of December 31, 2017 only included the retainer of $425 kept in the transfer agent’s account.

5.	PLANT AND EQUIPMENT, NET

	As of June 30, 2018	As of December 31, 2017
Equipment and Software	$3,878	$3,878
Accumulated Depreciation	(1,293)	(646)
Plant and equipment, net	$2,585	$3,232

The Company acquired computers as equipment and a software at $3,731 and $147 respectively in 2017, and the accumulated depreciations as of June 30, 2018 and June 30, 2017 were $1,293 and $646 respectively, which constituted the corresponding net book values of $2,585 and $3,232 respectively.

6.	AMOUNT DUE TO DIRECTOR

As of June 30, 2018, and December 31, 2017, our director has loaned to the Company $4,028 and $4,028 to acquire the computers and software, respectively. This loan is unsecured, non-interest bearing and due on demand.

7.	STOCKHOLDERS’ EQUITY

On December 12, 2017, a related company which is controlled by Mr. Chen Zheru cancelled its 60,000,000 shares of common stock.

As of June 30, 2018, and December 31, 2017, there are 141,965,520 and 141,965,520 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2018.

8.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended June 30, 2018 and 2017, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$-	12,500	-	100%	$-	-
	$-	12,500	-	100%	$-	-

For six months ended June 30, 2018 and 2017, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$-	12,500	-	100%	$-	-
	$-	12,500	-	100%	$-	-

(b) Major vendors

For three months ended June 30, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Purchase		Percentage of purchases		Accounts payable, trade
Vendor A	$-	10,000	-	100%	$-	-
	$-	10,000	-	100%	$-	-

For six months ended June 30, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Purchase		Percentage of purchases		Accounts payable, trade
Vendor A	$-	10,000	-	100%	$-	-
	$-	10,000	-	100%	$-	-

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

Results of Operation

For the three and six months period ended June 30, 2018 and 2017

Revenues

We have not generated any revenue for the three and six months ended June 30, 2018 while we had generated $12,500 of revenue from the sale of saplings for the three and six months ended June 30, 2017. The drop of revenue was because our CEO put his effort in promoting the company’s other services instead of selling of saplings.

General and administrative expenses

We incurred a total of $30,664 and $75,121 general and administrative expenses during the three and six months ended June 30, 2018, while we incurred a total of $7,457 and $13,598 general and administrative expenses during the three and six months ended June 30, 2017 respectively. The general and administrative expenses are mainly comprised of salary, Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and Edgar Filing fee. The Company expects operating expenses to increase when it starts to expand the business operations.

Net loss

For the three and six months ended June 30, 2018, we had generated no revenues and incurred a total net loss of $30,641 and $75,062 respectively, when compare to the period for the three and six months ended June 30, 2017, we had generated $12,500 in revenues and incurred a total net loss of $4,955 and $11,096 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the six months ended June 30, 2018, the cash flows used in operating activities was $88,265. Our net loss for the period was the reason for our negative operating cash flow.

For the six months ended June 30, 2017, the cash flows used in operating activities was $14,031. Our net loss for the period was the reason for our negative operating cash flow.

Cash Used In Investing and Financing Activities

For the six months ended June 30, 2018, there was no cash flow in investing activities, while for the six months ended June 30, 2017, the cash flows used in investing activities was $3,878, as the Company bought a computer and software as non-current assets during this period.

For the six months ended June 30, 2018, there was no cash flow in financing activities, while for the six months ended June 30, 2017, the net cash provided by financing activities was $3,878, which were the lending from our Chief Executive Officer and director, Mr. Teoh, to acquire the computer and software.

As of June 30, 2018, we had total current assets and current liabilities of $357,878 and $13,328 respectively with a positive working capital of $344,550.

As of June 30, 2017, we had total current assets and current liabilities of $455,901 and $6,028 respectively with a positive working capital of $459,779.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2018.

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

Date: August 9, 2018

	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)