Form 10-Q
period 2018-09-30
United Royale Holdings Corp.
filed 2018-11-19
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-208978

United Royale Holdings Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	98-1253258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit Room 8F, World Trust Tower Building,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2018
Common Stock, $.0001 par value	141,965,520

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of September 30, 2018	As of December 31, 2017
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$346,674	$448,684
Prepaid expenses	3,225	2,066
TOTAL CURRENT ASSETS	$349,899	$450,750

NON-CURRENT ASSETS
Plant and equipment, net	3,832	4,976
Biological assets	43,281	33,723
TOTAL ASSETS	$397,012	$489,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$15,982	$18,596
Due to director	82,957	66,039
TOTAL CURRENT LIABILITIES	$98,939	$84,635
TOTAL LIABILITIES	$98,939	$84,635

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,965,520 shares as of September 30, 2018 and December 31, 2017	14,197	14,197
Additional paid-in capital	650,695	643,448
Accumulated other comprehensive loss	(426)	(739)
Accumulated deficit	(366,393)	(252,092)
TOTAL STOCKHOLDERS’ EQUITY	298,073	404,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$397,012	$489,449

The accompanying notes are an integral part of these unaudited financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE	$-	-	$-	12,500

COST OF REVENUE	$-	-	$-	(10,000)

GROSS PROFIT	$-	-	$-	2,500

OPERATING EXPENSES:
General and administrative	$(39,058)	(8,126)	$(114,347)	(22,395)

LOSS FROM OPERATIONS	$(39,058)	(8,126)	$(114,347)	(19,895)

OTHER EXPENSE
Foreign currency loss and other income (expense), net	(14)	(21)	46	(94)

LOSS BEFORE INCOME TAX	(39,072)	(8,147)	(114,301)	(19,989)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(39,072)	(8,147)	$(114,301)	(19,989)

Other comprehensive loss:
- Foreign currency translation income (loss)	345	(16)	313	(56)
COMPREHENSIVE LOSS	(38,727)	(8,163)	(113,988)	(20,045)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,965,520	201,965,520	141,965,520	201,965,520

See accompanying notes to the unaudited financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2017 (Unaudited)	141,965,520	$14,197	$643,448	$(739)	$(252,092)	$404,814
Capital Contribution	-	-	7,247	-	-	7,247
Net loss for the nine months ended September 30, 2018	-	-	-	-	(114,301)	(114,301)
Foreign currency translation	-	-	-	313	-	313
Balance as of September 30, 2018 (Unaudited)	141,965,520	$14,197	$650,695	$(426)	$(366,393)	$298,073

The accompanying notes are an integral part of these unaudited financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,301)	$(19,989)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	1,211	382
Changes in operating assets and liabilities:
Decrease in accrued liabilities	(2,614)	(1,585)
Increase in prepaid expenses	(1,159)	(900)
Net cash flows used in operating activities	(116,863)	(22,092)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of biological assets	(9,557)	(27,417)
Purchase of plant and equipment	(68)	(5,655)
Net cash flows used in investing activities	(9,625)	(33,072)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contribution	7,247	-
Advance from directors	16,918	53,565
Net cash provided by financing activities	24,165	53,565

Effect of exchange rate changes in cash and cash equivalents	313	(56)

Net changes in cash and cash equivalents	(102,010)	(1,655)
Cash and cash equivalents, beginning of period	448,684	475,048

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$346,674	$473,393

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

In the opinion of management, the balance sheet as of September 30, 2018 which has been derived from both audited and unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

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

On September 30, 2018, the Company and Mr. CHEN Zheru, representing the sole shareholder of IV Enterprises Development Limited, a Seychelles corporation (“IVED”), entered into a Sale and Purchase Agreement, pursuant to which the Company acquired 100% (one hundred percent) of the shareholding of IVED. IVED provides tree nurseries, including planting, cultivation and inoculation services through its wholly-owned subsidiary, Oudh Tech Sdn Bhd, in Malaysia. The acquisition is completed on September 30, 2018.

Mr. CHEN Zheru is the common director and major shareholder of the Company and IVED. As a result of this common ownership and in accordance with the FASB Accounting Standards Codification Section 805 “Business Combination”, the transaction is being treated as a combination between entities under common control. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. The equity accounts of the combining entities are combined. Further, the companies will be combined retrospectively for prior year comparative information as if the transaction had occurred on January 1, 2017.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances were eliminated in consolidation.

Below is the organization chart of the Group.

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

Classification	Useful Life
Computer and Software	3 years
Equipment	10 years

The Company purchased 2 computers at the end of June 2017, and the computers has been subject to depreciation since the utilization in July 2017. Expenditures for maintenance and repairs will be expensed as incurred.

Biological Assets

Biological Assets of the Company comprise of agarwood sapling and plantation cost of agarwood.

Bearer plants of agarwood are measured at cost. Cost of bearer plants consists of accumulated planation development costs incurred from commencement of planting of seedlings up to maturity of the crop cultivated. Capitalization of planation development and other operating costs ceases upon commencement of commercial harvesting, which range from 7 to 9 years.

When a bearer crop has harvested and is replanted, the carry amount of the old bearer crop is derecognized, the new bearer crop is treated as a replacement of the old bearer crop and capitalized.

Biological Assets is measured using average cost, and is measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of biological Assets is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other causes.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. Hong Kong Dollars (“HK$”), which is the respective functional currencies for the Company as the deposit is currently kept in HSBC Hong Kong. In addition, the Company’s subsidiaries maintain their books and records in their respective local currency, which consists of the Hong Kong Dollars (“HK$”) and Malaysian Ringgit (“MYR”), which is also the respective functional currency of the subsidiaries.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2018	2017
Period-end MYR : US$1 exchange rate	4.14	4.22
Period-average MYR : US$1 exchange rate	3.99	4.33
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers”, the Company recognizes revenue from sales of goods and services when the following five following steps are carried out: (1) Identify the contract; (2) Identify the performance obligations; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize revenue. For the nine months ended September 30, 2018, the Company had no revenue recorded, as a result, there was no effect on revenue by adopting ASC 606 starting from January 1, 2018.

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

The prepaid expenses as of September 30, 2018 included OTCQB annual fee of $2,500, and deposit of $725, while the prepaid expenses as of December 31, 2017 only included the retainer of $425 kept in the transfer agent’s account, prepaid services fee of $ 900, and deposit of $741.

5.	PLANT AND EQUIPMENT, NET

	As of September 30, 2018	As of December 31, 2017
Computer and Software	$3,878	$3,878
Equipment	1,812	1,852
	5,690	5,730
Less: Accumulated Depreciation	(1,858)	(754)
Plant and equipment, net	$3,832	$4,976

The Company acquired computers and a software at $3,731 and $147 respectively in 2017, and the accumulated depreciations as of September 30, 2018 and December 31, 2017 were $1,616 and $646 respectively.

The Company acquired Engine Pump at MYR7,500 (approximately $1,852) in 2017. The accumulated depreciations as of September 30, 2018 and December 31, 2017 were $242 and $108 respectively.

6.	BIOLOGICAL ASSETS

Biological Assets of the Company comprise of agarwood sapling and plantation cost of agarwood.

The Company acquired the agarwood sapling at MYR98,800 (approximately $24,395) in 2017. The accumulated planation development costs incurred from commencement of planting of seedlings up to September 30, 2018 and December 31, 2017 were $18,886 and $9,328 respectively.

7.	AMOUNT DUE TO DIRECTOR

As of September 30, 2018, and December 31, 2017, our directors has loaned to the Company $82,957 and $66,039 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand.

8.	STOCKHOLDERS’ EQUITY

On December 12, 2017, a related company which is controlled by Mr. Chen Zheru cancelled its 60,000,000 shares of common stock.

As of September 30, 2018, and December 31, 2017, there are 141,965,520 and 141,965,520 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2018.

9.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For three months ended September 30, 2018 and 2017, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$-	-	-	-%	$-	-
	$-	-	-	-%	$-	-

For nine months ended September 30, 2018 and 2017, the customers who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$-	12,500	-	100%	$-	-
	$-	12,500	-	100%	$-	-

(b) Major vendors

For three months ended September 30, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	2018	2017	2018	2017	2018	2017
	Purchase		Percentage of purchases		Accounts payable, trade
Vendor A	$-	-	-	-%	$-	-
	$-	-	-	-%	$-	-

For nine months ended September 30, 2018 and 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

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

On September 30, 2018, the Company and Mr. CHEN Zheru, representing the sole shareholder of IV Enterprises Development Limited, a Seychelles corporation (“IVED”), entered into a Sale and Purchase Agreement, pursuant to which the Company acquired 100% (one hundred percent) of the shareholding of IVED. IVED provides tree nurseries, including planting, cultivation and inoculation services through its wholly-owned subsidiary, Oudh Tech Sdn Bhd, in Malaysia. The acquisition is completed on September 30, 2018.

On October 22, 2018, Mr. David Edwin Evans was appointed as the Company’s Chief Operating Officer. Mr. Liao Lin was appointed as the Company’s Chief Sales Officer. The biographies for new officers of the Company was filed in the Form 8-K filed with SEC on October 22, 2018.

Results of Operation

For the three and nine months period ended September 30, 2018 and 2017

Revenues

We have not generated any revenue for the three and nine months ended September 30, 2018 while we had generated $0 and $12,500 of revenue from the sale of saplings for the three and nine months ended September 30, 2017, respectively. The drop of revenue was because our CEO put his effort in promoting the company’s other services instead of selling of saplings.

General and administrative expenses

We incurred a total of $39,058 and $114,347 general and administrative expenses during the three and nine months ended September 30, 2018, while we incurred a total of $8,126 and $22,395 general and administrative expenses during the three and nine months ended September 30, 2017 respectively. The general and administrative expenses are mainly comprised of salary, Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and Edgar Filing fee. The Company expects operating expenses to increase when it starts to expand the business operations.

Net loss

For the three and nine months ended September 30, 2018, we had generated no revenues and incurred a total net loss of $39,072 and $114,301 respectively, when compare to the period for the three and nine months ended September 30, 2017, we had generated $0 and $12,500 in revenues and incurred a total net loss of $8,147 and $19,989 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the nine months ended September 30, 2018, the cash flows used in operating activities was $116,863. Our net loss for the period was the reason for our negative operating cash flow.

For the nine months ended September 30, 2017, the cash flows used in operating activities was $22,092. Our net loss for the period was the reason for our negative operating cash flow.

Cash Used In Investing Activities

For the nine months ended September 30, 2018, the cash flows used in investing activities was $9,625, consists purchase of biological assets, while for the nine months ended September 30, 2017, the cash flows used in investing activities was $33,072, consists purchase of biological assets, computer and software as non-current assets during this period.

Cash Provided by Financing Activities

For the nine months ended September 30, 2018, the cash flows provided by financial activities was $24,165, consists of capital contribution and advance from directors, while for the nine months ended September 30, 2017, the net cash provided by financing activities was $53,565, consists of advance from directors.

As of September 30, 2018, we had total current assets and current liabilities of $349,899 and $98,939 respectively with a positive working capital of $250,960.

As of September 30, 2017, we had total current assets and current liabilities of $450,750 and $84,635 respectively with a positive working capital of $366,115.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2018.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 19, 2018

	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)