Form 10-K
period 2018-12-31
United Royale Holdings Corp.
filed 2019-04-09
CIK 1652842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2018

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
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

141,965,520 common shares issued and outstanding as of April 9, 2019

United Royale Holdings Corp

FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” and “URYL” are references to United Royale Holdings Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated on June 23, 2015 under the name of Bosy Holdings Corp. in the state of Nevada. On February 15, 2017, we changed our name from Bosy Holdings Corp. to United Royale Holdings Corp. to facilitate our re-branding efforts and develop and enhance our business.

Our principal executive office is located at Room 8F, World Trust Tower Building, 50 Stanley Street, Hong Kong. Our principal telephone number is + (852) 3610-2665.

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

We are currently renting a plot of land so that we too can plant and cultivate such trees, and subsequently extract the Agarwood from them, of which we can then resell to consumers and distributors in five to seven years’ time.

Description of Business

We currently has four employees including our Chief Executive Officer (CEO) and Director. Our CEO, Mr. Teoh has substantial experience with, and knowledge of, Agarwood plantation management and inoculation skills, and is responsible for training any new employees and overseeing anticipated expansion plans of hiring new employees in the future. Our Officers and Directors spend on our business up to an aggregate of 40 hours per week, but are prepared to devote more time if necessary.

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

In addition to our services that we intend to provide landlords, we also seek out a plot of land that we could either rent, or purchase to grow our own orchard of Acquilaria trees, of which we could then harvest the Agarwood from and sell to consumers or distributors. We will finance this project through those revenues. At this time, we have rented one property, which was Lot 4316, Batu 20, Jalan Segamat, 84900 Tangkak, Johor Malaysia. We have grown 6,131 Acquilaria trees with numbers and our company logo on this land.

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

ITEM 1A. RISK FACTORS

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. The Company’s executive office is located at Room 8F, World Trust Tower Building, 50 Stanley Street, Central, Hong Kong. The office space is provided rent free by the Company’s Chief Executive Officer, Mr. Teoh Kooi Sooi.

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

Fiscal Year 2018	High Bid	Low Bid
First Quarter	$3.02	$1.75
Second Quarter	$3.20	$1.50
Third Quarter	$4.50	$2.00
Fourth Quarter	$4.80	$4.20

Fiscal Year 2017	High Bid		Low Bid
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter		$1.50		$0.80
Fourth Quarter		$2.86		$1.25

We have issued 141,965,520 shares of our common stock since our inception on June 23, 2015. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of December 31, 2018, we have 497 shareholders of record of our common stock.

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

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2018, 2017 and 2016. We have not paid any cash dividends since June 23, 2015 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the fiscal year ended December 31, 2018.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2018.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

GENERAL

United Royale Holdings Corp., formerly known as Bosy Holdings Corp. (the “Company”), was incorporated under the laws of the State of Nevada on June 23, 2015. The Company, is a developmental stage company that intends to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. The company also intend to provide services relating to the extraction of Agarwood (Agarwood is extracted from those tree, about 10-15% wood of the tree can become Agarwood) from such trees, through the process of “fungal inoculation.”

We initially targeted our service to land owners in Malaysia.

As of June 14, 2017, Mr. Ong Kean Wah and Ms. Chen Yan Hong resigned from the position of Chief Operations Officer and director of the Company, respectively. Nevertheless, their departure didn’t affect our daily operation.

On December 29, 2017, the Company applied for uplifting to OTCQB Marketplace. On January 11, 2018, the Company obtained the official approval from the OTC Markets and is verified for trading OTCQB Marketplace on January 12, 2018.

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

On March 30, 2018, Mr. Teoh Kooi Sooi resigned from the positions with the Company, including President of the Company. And Mr. Teoh will retain his position of Chief Executive Officer and director in the board. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Teoh Kooi Sooi has been the President of the Company since September 18, 2015.

On March 30, 2018, Mr. Chen Zheru resigned from the positions with the Company, including Secretary of the Company. And Mr. Chen will retain his position of director in the board. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Chen Zheru has been the Secretary of the Company since September 18, 2015.

As of March 30, 2018, Ms. Jaya C Rajamanickam was appointed as the Company’s new President. Ms. Feliana Binti Johny was appointed as the Company’s new Secretary.

On September 30, 2018, United Royale Holdings Corp. and Mr. Chen Zheru, representing the sole shareholder of IV Enterprises Development Limited, a Seychelles corporation (“IVED”), entered into a Sale and Purchase Agreement (the “Agreement”), pursuant to which URYL acquired 100% (one hundred percent) of the shareholding of IVED. In consideration for the transfer by Seller to URYL of the Share and the Purchased Assets, URYL shall assume the Assumed Liabilities and pay to Seller US$1 in cash at Closing.

IVED provides services through its wholly-owned subsidiary in Malaysia as set forth below:

Name	Business
Bosy Holdings (HK) Limited (Hong Kong Company)	Investment holding
Oudh Tech Sdn Bhd (Malaysia Company)	Engages and has a business plan of tree nurseries, including planting, cultivation and inoculation services

On September 30, 2018, URYL completed the acquisition.

As of October 22, 2018, Mr. David Edwin Evans was appointed as the Company’s Chief Operating Officer.

As of October 22, 2018, Mr. Liao Lin was appointed as the Company’s Chief Sales Officer.

On November 30, 2018, Mr. Chen Zheru resigned from the board of directors with the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Chen Zheru has been the director of the Company since September 18, 2015. On the same day, Mr. Li Gongming was appointed as the Company’s new member of board of directors.

On December 5, 2018, as a result of a private transaction, 100% shareholding of Bosy Holdings Limited has been transferred from Mr. Chen Zheru to Mr. Li Gongming. The consideration paid for the transaction was $50,000. The source of the cash consideration for the transaction was personal funds of the Purchaser. Bosy Holdings Limited, a limited liability company incorporated in Seychelles, holds 78,415,100 shares of United Royale Holdings Corp. The Transaction resulted in the Purchaser acquiring a total of 55.235% of the issued and outstanding share capital of the Company on a fully-diluted basis, which caused a change in control of the Company. And Mr. Li owns 6,000,000 shares of the Company as of December 7, 2018, which constitutes a total shareholding of 59.461% of the Company.

Results of Operations

For the year ended December 31, 2018 and December 31, 2017

Revenue

We have not earned any revenues for the year ended December 31, 2018, while we had generated $12,500 of revenue from the sale of saplings for the year ended December 31, 2017.

General and administrative expenses

We incurred a total of $198,914 general and administrative expenses for the year ended December 31, 2018, while we incurred a total of $58,711 general and administrative expenses for the year ended December 31, 2017. The general and administrative expenses are mainly comprised of impairment loss, audit fee, professional fee, salary, transfer agent fee and Edgar Filing fee.

Net Loss

The net loss for the year ended December 31, 2018 and December 31, 2017 was $198,477 and $56,357 respectively  based on the increase in general and administrative expenses.

Liquidity and Capital Resources and Cash Requirements

As of December 31, 2018, the Company had cash of $261,930 as compared to cash of $448,684 as of December 31, 2017. The Company had a working capital of $181,716 as December 31, 2018 when compared to working capital of $366,116 as of December 31, 2017.

Cash Used In Operating Activities

During the year ended December 31, 2018, the cash flows used in operating activities was $181,560. Our net loss for the period and increase in prepayments and increase in accrual liabilities were the reasons for our negative operating cash flow.

Cash Used In Investing Activities

During the year ended December 31, 2018, the cash flows used in investing activities was $14,042, as the Company invested certain cash into maintenance of the farmland during the year of 2018.

Cash Provided by Financing Activities

During the year ended December 31, 2018, the net cash provided by financing activities was $7,743, the major outflow was the acquisition of subsidiaries.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2018, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2018 and as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the mid of fiscal year 2019. Additionally, we plan to test our updated controls and remediate our deficiencies in year 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Officers

Teoh Kooi Sooi	34	Treasurer, Chief Executive Officer, Director
Chen Zheru	32	Secretary, Director (resigned as of November 30, 2018)
Jaya C Rajamanickam	51	President (appointed on March 30, 2018)
Feliana Binti Johny	23	Secretary (appointed on March 30, 2018)
David Edwin Evans	55	Chief Operating officer (appointed on October 22, 2018)
Liao Lin	43	Chief Sales Officer (appointed on October 22, 2018)
Li Gongming	40	Director (appointed on November 30, 2018)

Teoh Kooi Sooi- Chief Executive officer, President, Treasurer, Director

Mr. Teoh Kooi Sooi, age 34, graduated from University Utara Malaysia with a bachelor’s degree in multimedia major. In 2008, he started his career as a marketing & sales manager. His main job responsibilities included business development as well as building and maintaining customer relationships. Subsequently, Mr. Teoh was appointed as a director of Multi Agro Tech Sdn Bhd Company in Jun 2010 and ceased to hold any position in January 2017.

Mr. Teoh’s experience with business development and director experience has led to his appointment as Chief Executive Officer, Treasurer and Director.

Jaya C Rajamanickam - President

Ms. Jaya C Rajamanickam, age 51, graduated from the University of Technology Malaysia (UTM) with a Bachelor Degree in Human Resource Development in 2008 and further obtain a Master Degree in Agricultural Engineer in 2011. Upon the graduation, Ms. Rajamanickam started working as a researcher in Global Resources Sdn Bhd from 2011 to 2013. Ms. Rajamanickam performed primary and secondary research on optimal benefits package for agarwood medium – big size plantation. From 2013 to 2015, Ms. Rajamanickam worked as a technology researcher in Agriculture in Agriculture & Environmental Techonologies Sdn Bhd. Besides conducting the market search for Malaysia agriculture sector, Ms. Rajamanickam was also responsible for the marketing strategy and presentation to clients and government body. From 2015-2017, Ms. Rajamanickam worked at Agarwood Management Services Sdn Bhd as a project manager and research analyst to oversee agarwood plantation sites and handle daily operational activities.

Ms. Rajamanickam’s experience in the agricultural industry has led the Board of Director to reach the conclusion that she should serve as President of the Company.

Feliana Binti Johny - Secretary

Ms. Feliana Binti Johny, age 23, graduated from the Universiti Tunku Abdul Rahman (UTAR) with a Bachelor Degree in Actuarial Science in 2017. Upon graduation in 2017, Ms. Johny started working as a credit analyst in Alliance Bank Malaysia Berhad. Ms. Johny analyzed the financial and credit information of the clients in order to determine risks prior to granting loans to SME companies from various industries. Ms. Johny conducted reviews on existing clients and identified weak credits for proactive remedial actions. Occasionally, Ms. Johny also conducted trade references and site visits to the clients in order to have a better understand on the business activities and operations.

Ms. Johny’s experience in the credit and risk assessment has led the Board of Director to reach the conclusion that he should serve as Secretary of the Company.

David Edwin Evans – Chief Operating Officer

Mr. David Edwin Evans, age 55, graduated from Tampa College, currently known as Everest University, with a bachelor’s degree in business management and master’s degree in Business Administration in 1987 and 1989 respectively, and in 2014, he further obtained a Doctor Degree in Management from Build Bright University in Cambodia. From January 2010 to September 2018, Mr. Evans worked as a vice president in Tech Actions Services, Kuala Lumpur, Malaysia. He was responsible for the product development in business consulting services, branding, and marketing. Furthermore, he managed customer relationships and performed as a one of the major communication channels between foreign distributors and local sales and marketing teams. Within this period, he developed his network in different business areas and obtained his doctoral degree in Build Bright University. Starting from October 2018, Mr. Evans joined United Royale Holdings Corp as a Chief Operating Officer, and handled the plantation and production of agarwood, communication with distribution channels and research and development part for improving output of agarwood.

Mr. Evan’s experience in the sales and distribution, together with his personal network, has led the Board of Director to reach the conclusion that he should serve as Chief Operating Officer of the Company.

Liao Lin – Chief Sales Officer

Mr. Liao Lin, age 43, graduated from Fujian Academy of Science with a professional certificate in computer science and engineering in January 2004 and Xiemen University with a bachelor’s degree in Accounting in December 2004. Mr. Liao worked as a financial investment consultant in Hong Kong Hantec Group from February 2008 to March 2016, who evaluated and made key investment decision across the Asia region and western countries by analyzing the economy outlook of specific region, industry and corporate forecasts. Furthermore, he engaged with corporate clientele executives in broader organizational strategic planning and implemented the strategic plans with the clients. From July 2016 to March 2017, Mr. Liao served as a secretary to the board of directors in Fujian Mielefu Culture Communication Co. Ltd. He was responsible for developing business cases and strategic options based on industry insights, internal capabilities, financial models, and internal-rate-of-return analysis to support planning initiatives to present to the board of directors. He also oversaw all audit and internal control operations in his capacity at Fujian Mielefu Culture Communication Co. Ltd and reported his findings to the board of directors with possible solutions to the internal control deficiencies. From April 2017 to September 2018, Mr. Liao worked as an independent consultant for different companies. Since October 2018, he has been the Chief Sales Officer of the Company.

Mr. Liao’s experience in the consulting and financial analysis, has led the Board of Director to reach a conclusion that he should serve as a Chief Sales Officer of the Company.

Li Gongming – Director

Mr. Li Gongming, age 40, graduated from the Jiangxi University of Finance and Econmics with a Bachelor Degree in International Accounting in 1999 and further obtained a professional certificate in Accounting and Auditing from Shanghai University of Finance and Economics in 2003. Upon graduation, Mr. Li started working as a stock analyst in Southwest Securities International Securities Limited from March 2003 to December 2003. Mr. Li worked in Wenzhou Dingsheng Asset Management Company Limited as a general management to oversee the whole operation of the asset management team, perform sorting of investment targets, attract investors and report performance to the top management, from February 2004 to August 2008. And from September 2008 to December 2016, he worked as a general manager of Wenzhou Wangsheng Asset Management Company Limited performing similar duties as his previous job. Since 2017, he has worked as an independent consultant of United Royale Holdings Corp, and he was appointed as a director on November 30, 2018.

Mr. Li’s experience in the financial industry and understanding of the Company has led the Board of Director to reach the conclusion that he should serve as director of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from January 1, 2017 to December 31, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Teoh Kooi Sooi Director, Chief Executive Officer, Principal Financial Officer and Treasurer	January 1 2017 to December 31, 2017	5,000	0	0	0	0
	January 1 2018 to December 31, 2018	60,000	0	0	0	0

Chen Zheru* Director	January 1 2017 to December 31, 2017	500	0	0	0	0
	January 1 2018 to December 31, 2018	5,500	0	0	0	0

Ong Kean Wah** Chief Operations Officer	January 1 2017 to December 31, 2017	0	0	0	0	0
	January 1 2018 to December 31, 2018	0	0	0	0	0

Chen Yanhong** Director	January 1 2017 to December 31, 2017	0	0	0	0	0
	January 1 2018 to December 31, 2018	0	0	0	0	0

Jaya C Rajamanickam President	January 1 2017 to December 31, 2017	0	0	0	0	0
	January 1 2018 to December 31, 2018	0	0	0	0	0

Feliana Binti Johny Secretary	January 1 2017 to December 31, 2017	0	0	0	0	0
	January 1 2018 to December 31, 2018	0	0	0	0	0
		0	0	0	0	0
David Edwin Evans Chief Operating Officer	January 1 2017 to December 31, 2017	0	0	0	0	0
	January 1 2018 to December 31, 2018	0	0	0	0	0

Liao Lin Chief Sales Officer	January 1 2017 to December 31, 2017	0	0	0	0	0
	January 1 2018 to December 31, 2018	0	0	0	0	0
		0	0	0	0	0
Li Gongming Director	January 1 2017 to December 31, 2017	0	0	0	0	0
	January 1 2018 to December 31, 2018	5,000	0	0	0	0

* Resigned as of November 30, 2018

** Resigned on June 14, 2017

There are current employment agreements between the company and Mr. Teoh Kooi Sooi, our CEO and Mr. Li Gongming, our director.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Teoh Kooi Sooi	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Li Gongming	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chen Zheru*	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chen Yanhong**	-0-	-0-	-0-	-0-	-0-	-0-	-0-

* Resigned as of November 30, 2018

** Resigned as of June 14, 2017

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2018 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Business Address of Shareholders (1)	Amount and Nature of Shareholders Ownership (2)	Percent of Outstanding Shares of Common Stock (3)
TEOH KOOI SOOI (i),(ii),(iii)	10,000,000	7.04%

BOSY HOLDINGS LIMITED(i)	78,415,000	55.24%

LI GONGMING (i),(ii),(iii)	6,000,000	4.22%

LIAO LIN (i), (iii)	100,000	0.07%

JAYA C RAJAMANICKAM (iii)	0	0%

DAVID EDWIN EVANS (iii)	0	0%

FELIANA BINTI JOHNY(iii)	0	0%

All of the officers and directors as a group (six people)(iv)	95,515,000	66.57%

(1)	The address of each beneficial owner is Room 8F, World Trust Tower Building, 50 Stanley Street, Central, Hong Kong

(2)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2018, there were 141,965,520 shares of our common stock issued and outstanding.

(3)	Bosy Holdings Limited is a Seychelles company which is wholly owned by our director, Mr. Li Gongming

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the year ended December 31, 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of December 31, 2018, our Chief Executive Officer, Mr. Teoh had loaned $66,355 to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2018 and 2017. On January 2, 2018, we have engaged TAAD LLP (“TAAD”) as its principal accountant and dismissed Weld Asia Associates (“Weld Asia”) from that role. The accounting fees and services charged by TAAD and Weld Asia for 2018 and 2017 are shown separately in the following two tables.

TAAD LLP

ACCOUNTING FEES AND SERVICES	2018	2017

Audit fees	$40,500	$12,000
Audit-related fees	-	-
Tax fees	3,000	-
All other fees	-	-

Total	$43,500	$12,000

Weld Asia Associates

ACCOUNTING FEES AND SERVICES	2018	2017

Audit fees	$-	$6,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$-	$6,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. During the year ended December 31, 2018 and 2017, the financial statements of the Company were audited by Weld Asia Associates and TAAD LLP.

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

*Filed herewith

** Previously filed as an exhibit to the Company’s Form 8-k filed with SEC on February 15, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ROYALE HOLDINGS CORP.

Date: April 9, 2019	By:	/s/ TEOH KOOI SOOI
Teoh Kooi Sooi Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TEOH KOOI SOOI	Chief Executive Officer, President, Treasurer and Director
TEOH KOOI SOOI	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 9, 2019

UNITED ROYALE HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

United Royale Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Royale Holdings Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2018

Diamond Bar, California

April 9, 2019

UNITED ROYALE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of December 31, 2018	As of December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents (including $6,394 of restricted cash at December 31, 2018)	$261,930	$448,684
Prepaid expenses	13,931	2,066
TOTAL CURRENT ASSETS	$275,861	$450,750

NON-CURRENT ASSETS

Biological assets	$28,697	$33,723
Plant and equipment, net	3,468	4,976
TOTAL ASSETS	$308,026	$489,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$27,790	$18,596
Due to Director	66,355	66,038
TOTAL CURRENT LIABILITIES	$94,145	$84,634
TOTAL LIABILITIES	$94,145	$84,634

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001;Authorized: 200,000,000 None issued and outstanding	$-	$-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,965,520 shares as of December 31, 2018 and as of December 31, 2017 respectively	14,197	14,197
Additional paid-in capital	650,712	643,448
Accumulated other comprehensive loss	(460)	(739)
Accumulated deficit	(450,568)	(252,091)
TOTAL STOCKHOLDERS’ EQUITY	$213,881	$404,815

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$308,026	$489,449

The accompanying notes are an integral part of these audited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended, December 31
	2018	2017

REVENUE	$-	$12,500

COST OF REVENUE	-	(10,000)

GROSS PROFIT	-	2,500

OPERATING EXPENSES:
General and administrative	(198,914)	(58,711)

LOSS FROM OPERATIONS	(198,914)	(56,211)

Other income (expense), net	437	(147)

LOSS BEFORE INCOME TAX	(198,477)	(56,357)

INCOME TAX EXPENSE	-	-

NET LOSS	(198,477)	(56,357)

Foreign currency translation income (loss)	279	(788)

Comprehensive loss	$(198,198)	$(57,145)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,965,520	198,677,849

See accompanying notes to the audited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance as of December 31, 2016	201,965,520	$20,197	$637,448	$49	$(195,734)	$461,960
Share cancellation	(60,000,000)	(6,000)	6,000	-	-	-
Net Loss for the year 2017	-	-	-	(788)	(56,357)	(57,145)
Balance as of December 31, 2017	141,965,520	$14,197	$643,448	(739)	$(252,091)	$404,815
Waiver of director’s loan	-	-	7,264	-	-	7,264
Net Loss for the year 2018	-	-	-	279	(198,477)	(198,198)

Balance as of December 31, 2018	141,965,520	$14,197	$650,712	$460	$(450,568)	$213,881

The accompanying notes are an integral part of these audited financial statements.

UNITED ROYALE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,477)	$(56,357)

Adjustments to reconcile net loss to net cash used in operating activities
Impairment on biological assets	18,109	-
Depreciation expenses	1,479	749
Changes in operating assets and liabilities:
Increase in accrued liabilities	9,194	14,995
Decrease (Increase) in prepayment	(11,865)	(2,026)
Net cash flows used in operating activities	(181,560)	(42,640)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of biological assets	(14,042)	(31,911)
Purchase of plant and equipment	-	(5,631)

Net cash flows used in investing activities	(14,042)	(37,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt forgiveness from director	7,426	-
Increase in advance from director	317	53,746
Net cash flows provided by financing activities	7,743	53,746

Effect of exchange rate changes in cash and cash equivalents	1,105	72

Net changes in cash and cash equivalents and restricted cash	(186,754)	(26,364)
Cash and cash equivalents, beginning of period	448,684	475,048

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$261,930	$448,684

SUPPLEMENTAL CASH FLOWS INFORMATION

Income taxes paid	$-	$-
Interest paid	$-	$-
Noncash financing and investing activities:
Debt forgiveness from director	$7,426	$-

The accompanying notes are an integral part of these audited financial statements.

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2018, the Company incurred a net loss of $198,477 and used cash in operating activities of $181,560. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

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

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Cash, cash equivalents, and restricted cash

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Restricted cash represents cash restricted by Hang Seng Bank as the bank account was forced to close on October 5, 2018, and this amount of cash was held by Hang Seng Bank . The reason for forced closure was a long period dormant without account activity.

Our deposit is currently deposit in HSBC Hong Kong and Hang Seng Bank, and there is a Deposit Protection Scheme protects our eligible deposits held with bank in Hong Kong which is members of the Scheme. The scheme will pay us a compensation up to a limit of HKD500,000, which is equivalent to $64,102, if HSBC Hong Kong fails.

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

Pursuant to ASC 905-360-25-2, biological Assets are planted and brought to production by the Company or on a contract basis. Saplings are usually purchased as nursery stock and transplanted into the farmland in the desired pattern. Cost of biological assets consists of accumulated planation development costs incurred from commencement of planting of seedlings up to maturity of the crop cultivated. Capitalization of planation development and other operating costs ceases upon commencement of commercial harvesting, which range from 7 to 9 years. Net proceeds from sales of products before commercial production begins shall be applied to the capitalized cost of the plants, trees, or vines.

Biological Assets is measured using average cost, and is measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of biological Assets is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. Impairment loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other causes.

Pursuant to ASC 905-360-35-4, when production in commercial quantities begins, the accumulated costs shall be depreciated over the estimated useful life of the particular farmland.

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign subsidiary are recorded as a separate component of accumulated other comprehensive loss within equity.

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2018	2017
Period-end MYR : US$1 exchange rate	4.13	4.05
Period-average MYR : US$1 exchange rate	4.04	4.28
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers”, the Company recognizes revenue from sales of goods and services when the following five following steps are carried out: (1) Identify the contract; (2) Identify the performance obligations; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize revenue. For the year ended December 31, 2018, the Company had no revenue recorded, as a result, there was no effect on revenue by adopting ASC 606 starting from January 1, 2018.

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

● Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

● Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We adopted the new standard effective January 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance did not have a material impact on our consolidated financial statements and our internal controls over financial reporting as we did not have revenue since inception.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. We adopted the new standard effective January 1, 2018 on a prospective basis. The new standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. We do not expect the new standard to have a material impact on our remaining consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	PREPAID EXPENSES

The prepaid expenses as of December 31, 2018 included OTCQB annual fee of $12,000, and deposit of $1,931 in transfer agent and farm maintenance service provider, while the prepaid expenses as of December 31, 2017 only included the retainer of $425 kept in the transfer agent’s account, prepaid services fee of $ 900, and deposit of $741.

4.	PLANT AND EQUIPMENT

	As of December 31, 2018	As of December 31, 2017
Computer and Software	$3,878	$3,878
Equipment	1,816	1,852
	5,694	5,730
Less: Accumulated Depreciation	(2,226)	(754)
Plant and equipment, net	$3,468	$4,976

The Company acquired a computer as equipment and a software at $3,731 and $147 respectively in 2017, and the accumulated depreciation as of December 31, 2018 and December 31, 2017 were $1,939 and $646, which constituted a net book value of $1,939 and 3,232 respectively.

The Company acquired Engine Pump at MYR7,500 in 2017. The accumulated depreciations as of December 31, 2018 and December 31, 2017 were $288 and $108, which constituted a net book value of $1,529 and 2,498 respectively.

The depreciation expense for 2018 and 2017 were $1,472 and $754 respectively.

5.	BIOLOGICAL ASSETS

Biological Assets of the Company comprise of agarwood sapling and plantation cost of agarwood.

The Company acquired the agarwood sapling at MYR98,800 (approximately $24,395) in 2017. The accumulated planation development costs incurred from commencement of planting of seedlings up to December 31, 2018 and December 31, 2017 were $13,083 and $9,328 respectively.

An impairment test was carried on December 31, 2018, we wrote off $18,109 of biological assets as a result. The reason for impairment loss was the natural immortality of the agarwood trees.

5.	INCOME TAXES

The income (loss) before income taxes of the Company for the years ended December 31, 2018 and 2017 were comprised of the following:

	For the years ended December 31,
	2018	2017
Tax jurisdictions from:
– Local	$(178,973)	$(42,650)

– Foreign, representing:
Malaysia	(18,307)	(12,767)
Hong Kong	(98)	(40)
Other (primarily nontaxable jurisdictions)	(1,100)	(900)

Loss before income taxes	$(198,198)	$(56,357)

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Provision for income taxes consisted of the following:

For the years ended December 31,
	2018	2017

Current:
– Local	$-	$-
– Foreign:
Hong Kong	-	-
The PRC	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of December 31, 2017 from the 35% to 21% tax rate. The Company (URYL) is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2018, the operations in the United States of America incurred $414,420 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of approximately $87,028 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

Bosy Holdings (HK) Limited operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 16.5% on its assessable income for its tax year. For the year ended December 31, 2018 and 2017, subsidiary in Hong Kong incurred an aggregate operating loss of $940 and $842 respectively. The cumulative operating losses can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $155 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Oudh Tech Sdn Bhd is subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 20% on the assessable income for its tax year. For the years ended December 31, 2018 and 2017, Oudh Tech Sdn Bhd incurred an aggregate operating loss of $18,307 and $12,767, respectively, which can be carried forward indefinitely to offset its taxable income. As of December 31, 2018, the operations in Malaysia incurred $31,698 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets of $6,340 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2018 and December 31, 2017:

	As of	As of
	December 31, 2018	December 31, 2017
Deferred tax assets:

Goodwill and intangibles	$-	$-
Net operating loss carryforwards
– United States of America	87,028	49,444
– Hong Kong	155	139
– Malaysia	6,340	2,678
	93,523	52,261
Less: valuation allowance	(93,523)	(52,261)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $93,523 as of December 31, 2018. For the year ended December 31, 2018, the valuation allowance increased by $41,262, primarily relating to the increase in salary commitment.

The Company had not filed its tax returns since its inception as of December 31, 2017 and the management had filed the previous outstanding tax returns during 2018.

UNITED ROYALE HOLDINGS CORP.

(Formerly known as Bosy Holdings Corp.)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	AMOUNT DUE TO DIRECTOR

As of December 31, 2018 and 2017, our director has loaned to the Company $66,355 and $66,038, respectively. This loan is unsecured, non-interest bearing and due on demand. During 2018, our director, Teoh Kooi Sooi waived $7,426 in Oudh Tech Sdn Bhd, a wholly owned subsidiary acquired on September 30, 2018, as contribution and recorded in additional paid in capital.

7.	STOCKHOLDERS EQUITY

On December 12, 2017, a related company which is controlled by Mr. Chen Zheru cancelled its 60,000,000 shares of common stock.

On September 30, 2018, our CEO, Mr. Teoh Kooi Sooi, waived $7,426 in Oudh Tech Sdn Bhd, a wholly owned subsidiary acquired on September 30, 2018, as contribution and recorded in additional paid in capital.

As of December 31, 2018 and 2017, there are 141,965,520 shares of common stock issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2018.

8.	SALARY COMMITMENT

On December 1, 2017, Our Chief Executive Officer, Mr. Teoh and our director, Mr. Chen entered into the employment contract with the Company. Mr. Teoh was paid at $5,000 per month and Mr. Chen was paid at $500 per month, both salary were paid in wire transfer. On the same day, the Company employed one more accountant at $800 per month. Mr. Chen was resigned on November 30, 2018.

In addition, on December 1, 2018, our director, Mr. Li Gongming entered into the employment contract with the Company. Mr. Li was paid at $5,000 per month in form of wire transfer.

9.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customer

For the years ended December 31, 2018 and 2017, the customer who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end is presented as follows:

	2018	2017	2018	2017	2018	2017
	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$-	12,500	-%	100%	$-	-
	$-	12,500	-%	100%	$-	-

(b) Major vendor

For the years ended December 31, 2018 and 2017, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end is presented as follows:

	2018	2017	2018	2017	2018	2017
	Purchase		Percentage of purchases		Accounts payable, trade
Vendor A	$-	10,000	-%	100%	$-	-
	$-	10,000	-%	100%	$-	-

Our CEO, Mr. Teoh, was the director of Vendor A previously. He resigned from Vendor A on January 25, 2017, while the sale was generated in June 2017.

