Form 10-Q
period 2019-03-31
United Royale Holdings Corp.
filed 2019-05-09
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2019

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2019
Common Stock, $.0001 par value	141,965,520

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (including $6,394 of restricted cash at December 31, 2018)	$231,020	$261,930
Prepaid expenses	13,650	13,931
TOTAL CURRENT ASSETS	$244,670	$275,861

NON-CURRENT ASSETS
Plant and equipment, net	3,116	3,468
Biological assets	32,700	28,697
TOTAL ASSETS	$280,486	$308,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$37,665	$27,790
Due to director	79,246	66,355
TOTAL CURRENT LIABILITIES	$116,911	$94,145
TOTAL LIABILITIES	$116,911	$94,145

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,965,520 shares as of March 31, 2019 and December 31, 2018	14,197	14,197
Additional paid-in capital	650,712	650,712
Accumulated other comprehensive loss	(579)	(460)
Accumulated deficit	(500,755)	(450,568)
TOTAL STOCKHOLDERS’ EQUITY	163,575	213,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,486	$308,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, March 31
	2019	2018
	(Unaudited)	(Unaudited)
REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	(50,187)	(44,544)

LOSS FROM OPERATIONS	(50,187)	(44,544)

Other income (expense), net	-	(36)

LOSS BEFORE INCOME TAX	(50,187)	(44,580)

INCOME TAX EXPENSE	-	-

NET LOSS	(50,187)	(44,580)

Foreign currency translation income (loss)	(119)	(678)

Comprehensive loss	$(50,306)	$(45,258)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,965,520	141,965,520

See accompanying notes to the unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,187)	$(44,580)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	369	371
Changes in operating assets and liabilities:
Increase/ (Decrease) in accrued liabilities	9,871	(7,300)
Decrease/ (Increase) in prepaid expenses	290	(8,425)
Net cash flows used in operating activities	(39,657)	(59,934)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of biological assets	(3,462)	(3,623)
Net cash flows used in investing activities	(3,462)	(3,623)
CASH FLOWS FROM FINANCING ACTIVITIES
Advance from directors	12,251	7,556
Net cash provided by financing activities	12,251	7,556

Effect of exchange rate changes in cash and cash equivalents	(42)	107

Net changes in cash and cash equivalents	(30,910)	(55,894)
Cash and cash equivalents, beginning of period	261,930	448,684

CASH AND CASH EQUIVALENTS, END OF PERIOD	$231,020	$392,790

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

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

In the opinion of management, the balance sheet as of March 31, 2019 which has been derived from both audited and unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2018.

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

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Restricted cash represents cash restricted by Hang Seng Bank as the bank account was forced to close on October 5, 2018, and this amount of cash was held by Hang Seng Bank. The reason for forced closure was a long period dormant without account activity. On February 25, 2019, our management went to Hang Seng Bank in person to withdraw the money and deposited in HSBC Hong Kong respectively.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2019	2018
Period-end MYR : US$1 exchange rate	4.08	3.90
Period-average MYR : US$1 exchange rate	4.08	3.86
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers”, the Company recognizes revenue from sales of goods and services when the following five following steps are carried out: (1) Identify the contract; (2) Identify the performance obligations; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize revenue. For the three months ended March 31, 2019, the Company had no revenue recorded, as a result, there was no effect on revenue by adopting ASC 606 starting from January 1, 2018.

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

The prepaid expenses as of March 31, 2019 included OTCQB annual fee of $9,000, and deposit of $4,650 in transfer agent and farm maintenance service provider, while the prepaid expenses as of December 31, 2018 included OTCQB annual fee of $12,000, and deposit of $1,931 in the agent and the service provider.

5.	PLANT AND EQUIPMENT, NET

	As of March 31, 2019	As of December 31, 2018
Computer and Software	$3,878	$3,878
Equipment	1,837	1,816
	5,715	5,694
Less: Accumulated Depreciation	(2,599)	(2,226)
Plant and equipment, net	$3,116	$3,468

The Company acquired computers and a software at $3,731 and $147 respectively in 2017, and the accumulated depreciations as of March 31, 2019 and December 31, 2018 were $2,262 and $1,939 respectively.

The Company acquired Engine Pump at MYR7,500 (approximately $1,852) in 2017. The accumulated depreciations as of March 31, 2019 and December 31, 2018 were $337 and $287 respectively.

The depreciation expense for March 31, 2019 and 2018 were $369 and $371 respectively.

6.	BIOLOGICAL ASSETS

Biological Assets of the Company comprise of agarwood sapling and plantation cost of agarwood.

The Company acquired the agarwood sapling at MYR98,800 (approximately $24,395) in 2017. The accumulated planation development costs incurred from commencement of planting of seedlings up to March 31, 2019 and December 31, 2018 were $32,700 and $28,697 respectively.

7.	AMOUNT DUE TO DIRECTOR

As of March 31, 2019, and December 31, 2018, our directors has loaned to the Company $79,246 and $66,355 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand.

8.	STOCKHOLDERS’ EQUITY

As of March 31, 2019, and December 31, 2018, there were 141,965,520 and 141,965,520 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2019.

9.	SUBSEQUENT EVENTS

On April 1, 2019, the Company entered into a six-year tenancy agreement with Halaman Girang Sdn Bhd, the landlord of the farmland, for renting Lot 4316, Batu 20, Jalan Segamat, 84900, Tangkak, Johor, Malaysia. The monthly rental payment is MYR1,500, equivalent to around $363. The tenancy period is valid from April 1, 2019 to March 31, 2025.

On April 1, 2019, the Company entered into an agarwood management agreement with Ms. Simone Yap Xin Wei for providing agarwood plantation management and farming operations in the farmland. The agreement is valid from April 1, 2019 to March 31, 2020, with monthly service fee of MYR2,640, equivalent to $639.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated April 9, 2019, for the year ended December 31, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K dated April 9, 2019, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operation

For the three months period ended March 31, 2019 and 2018

Revenues

We have not generated any revenue for the three months ended March 31, 2019. Nil revenue was because our CEO put his effort in promoting the company’s other services instead of selling of saplings.

General and administrative expenses

We incurred a total of $50,187 general and administrative expenses during the three months ended March 31, 2019, while we incurred a total of $44,544 general and administrative expenses during the three months ended March 31, 2018. The general and administrative expenses are mainly comprised of salary, Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and Edgar Filing fee. The Company expects operating expenses to increase when it starts to expand the business operations.

Net loss

For the three months ended March 31, 2019, we had generated no revenues and incurred a total net loss of $50,187, when compare to the period for the three months ended March, 2018, we had generated no revenues and incurred a total net loss of $44,580.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended March 31, 2019, the cash flows used in operating activities was $39,657. Our net loss for the period was the reason for our negative operating cash flow.

For the three months ended March 31, 2018, the cash flows used in operating activities was $59,934. Our net loss for the period was the reason for our negative operating cash flow.

Cash Used In Investing Activities

For the three months ended March 31, 2019, the cash flows used in investing activities was $3,462, consists purchase of biological assets, while for the three months ended March 31, 2018, the cash flows used in investing activities was $3,623, consists purchase of biological assets, computer and software as non-current assets during this period.

Cash Provided by Financing Activities

For the three months ended March 31, 2019, the cash flows provided by financial activities was $12,251, consists of advance from directors, while for the three months ended March 31, 2018, the net cash provided by financing activities was $7,556, consists of advance from directors.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2019.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 9, 2019

	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)