Form 10-Q/A
period 2019-03-31
United Royale Holdings Corp.
filed 2019-05-16
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2019
Common Stock, $.0001 par value	141,965,520

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the United Royale Holdings Corp. quarterly report on Form 10-Q for the quarter ended March 31, 2019 filed with the Securities and Exchange Commission on May 9, 2019 (the Form 10-Q) is solely to include to the condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2019 and 2018.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Three months ended March 31, 2019 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2018 (audited)	141,965,520	$14,197	$650,712	$(460)	$(450,568)	$213,881
Net loss for the three months ended March 31, 2019	-	-	-	-	(50,187)	(50,187)
Foreign currency translation	-	-	-	(119)	-	(119)
Balance as of March 31, 2019 (Unaudited)	141,965,520	$14,197	$650,712	$(579)	(500,755)	163,575

Three months ended March 31, 2018 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2017 (audited)	141,965,520	$14,197	$643,448	$(739)	$(252,091)	$404,815
Net loss for the three months ended March 31, 2019	-	-	-	-	(44,580)	(44,580)
Foreign currency translation	-	-	-	(678)	-	(678)
Balance as of March 31, 2018 (Unaudited)	141,965,520	$14,197	$643,448	$(1,417)	(296,671)	359,557

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

Date: May 16, 2019

	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)