Form 10-Q
period 2019-06-30
United Royale Holdings Corp.
filed 2019-07-30
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2019

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2019
Common Stock, $.0001 par value	141,965,520

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Nil at June 30, 2019; including $6,394 of restricted cash at December 31, 2018)	$129,021	$261,930
Prepaid expenses	14,988	13,931
TOTAL CURRENT ASSETS	$144,009	$275,861

NON-CURRENT ASSETS
Plant and equipment, net	2,729	3,468
Biological assets	35,510	28,697
TOTAL ASSETS	$182,248	$308,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$6,718	$27,790
Due to director	78,424	66,355
TOTAL CURRENT LIABILITIES	$85,142	$94,145
TOTAL LIABILITIES	$85,142	$94,145

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,965,520 shares as of June 30, 2019 and December 31, 2018	14,197	14,197
Additional paid-in capital	650,712	650,712
Accumulated other comprehensive loss	(489)	(460)
Accumulated deficit	(567,314)	(450,568)
TOTAL STOCKHOLDERS’ EQUITY	97,106	213,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,248	$308,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (1)	2019	2018 (1)
REVENUE	$-	-	$-	-

COST OF REVENUE	$-	-	$-	-

GROSS PROFIT	$-	-	$-	-

OPERATING EXPENSES:
General and administrative	$(66,906)	(30,745)	$(117,093)	(75,289)

LOSS FROM OPERATIONS	$(66,906)	(30,745)	$(117,093)	(75,289)

OTHER EXPENSE
Other income (expense), net	347	96	347	60

LOSS BEFORE INCOME TAX	(66,559)	(30,649)	(116,746)	(75,229)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(66,559)	(30,649)	$(116,746)	(75,229)

Other comprehensive loss:
- Foreign currency translation income (loss)	90	663	(29)	(33)
COMPREHENSIVE LOSS	(66,469)	(29,986)	(116,775)	(75,262)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,965,520	141,965,520	141,965,520	141,965,520

(1) The prior year comparative information has been retrospectively stated due to the common control acquisition on September 30, 2018.

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Six months ended June 30, 2019 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2018 (audited)	141,965,520	$14,197	$650,712	$(460)	$(450,568)	$213,881
Net loss	-	-	-	-	(50,187)	(50,187)
Foreign currency translation	-	-	-	(119)	-	(119)
Balance as of March 31, 2019 (Unaudited)	141,965,520	$14,197	$650,712	$(579)	$(500,755)	$163,575
Net loss	-	-	-	-	(66,559)	(66,559)
Foreign currency translation	-	-	-	90	-	90
Balance as of June 30, 2019 (Unaudited)	141,965,520	$14,197	$650,712	$(489)	$(567,314)	$97,106

Six months ended June 30, 2018 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2017 (audited)	141,965,520	$14,197	$643,448	$(739)	$(252,091)	$404,815
Net loss	-	-	-	-	(44,580)	(44,580)
Foreign currency translation	-	-	-	(696)	-	(696)
Balance as of March 31, 2018 (unaudited) (1)	141,965,520	$14,197	$643,448	$(1,435)	$(296,671)	359,539
Net loss	-	-	-	-	(30,649)	(30,649)
Foreign currency translation	-	-	-	663	-	663
Balance as of June 30, 2018 (unaudited) (1)	141,965,520	$14,197	$643,448	$(772)	$(327,320)	$329,553

(1) The prior year comparative information has been retrospectively stated due to the common control acquisition on September 30, 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the six months ended June 30, 2019	For the six months ended June 30, 2018 (1)
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,746)	$(75,229)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	738	742
Changes in operating assets and liabilities:
Decrease in accrued liabilities	(21,067)	(9,000)
Increase in prepaid expenses	(1,057)	(4,850)
Net cash flows used in operating activities	(138,132)	(88,337)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Additional of accumulation cost of biological assets	(6,866)	(7,173)
Net cash flows used in investing activities	(6,866)	(7,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from directors	12,148	27,157
Net cash provided by financing activities	12,148	27,157

Effect of exchange rate changes in cash and cash equivalents	(60)	(490)

Net changes in cash and cash equivalents	(132,910)	(68,843)
Cash and cash equivalents, beginning of period	261,930	448,684

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$129,020	$379,841

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

(1) The prior year comparative information has been retrospectively stated due to the common control acquisition on September 30, 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)AND DECEMBER 31, 2018

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

In the opinion of management, the balance sheet as of June 30, 2019 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2019, the Company incurred a net loss of $116,746 and used cash in operations of $138,132. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. Despite the amount of funds that we have raised, no assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30,
	2019 (Unaudited)	2018 (Unaudited)
Period-end MYR : US$1 exchange rate	4.13	4.04
Period-average MYR : US$1 exchange rate	4.11	3.94
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers”, the Company recognizes revenue from sales of goods and services when the following five following steps are carried out: (1) Identify the contract; (2) Identify the performance obligations; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize revenue. For the six months ended June 30, 2019, the Company had no revenue recorded, as a result, there was no effect on revenue by adopting ASC 606 starting from January 1, 2018.

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

The prepaid expenses as of June 30, 2019 included OTCQB annual fee of $6,000, deposit of $1,852 in transfer agent, deposit of $6,410 in the consulting service provider and $726 in our farmland provider, while the prepaid expenses as of December 31, 2018 included OTCQB annual fee of $12,000, deposit of $1,205 in the transfer agent and deposit of $726 in our farmland provider.

5.	PLANT AND EQUIPMENT, NET

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)
Computer and Software	$3,878	$3,878
Equipment	1,815	1,816
	5,693	5,694
Less: Accumulated Depreciation	(2,964)	(2,226)
Plant and equipment, net	$2,729	$3,468

The Company acquired computers and a software at $3,731 and $147 respectively in 2017, and the accumulated depreciations as of June 30, 2019 and December 31, 2018 were $2,585 and $1,939 respectively.

The Company acquired Engine Pump at MYR7,500 (approximately $1,852) in 2017. The accumulated depreciations as of June 30, 2019 and December 31, 2018 were $401 and $287 respectively.

The depreciation expense for June 30, 2019 and 2018 were $738 and $742 respectively.

6.	BIOLOGICAL ASSETS

Biological Assets of the Company comprise of agarwood sapling and plantation cost of agarwood.

The Company acquired the agarwood sapling at MYR98,800 (approximately $24,395) in 2017. The accumulated planation development costs incurred from commencement of planting of seedlings up to June 30, 2019 and December 31, 2018 were $35,510 and $28,697 respectively.

7.	AMOUNT DUE TO DIRECTOR

As of June 30, 2019, and December 31, 2018, our directors has loaned to the Company $78,424 and $66,355 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand.

8.	STOCKHOLDERS’ EQUITY

As of June 30, 2019, and December 31, 2018, there were 141,965,520 and 141,965,520 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2019.

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

On June 12, 2019, Mr. Soh Khay Wee was appointed as the Company’s Director. The biographies for new officers of the Company was filed in the Form 8-K filed with SEC on June 12, 2019.

Results of Operation

For the three and six months period ended June 30, 2019 and 2018

Revenues

We have not generated any revenue for the three and six months ended June 30, 2019 and 2018.

General and administrative expenses

We incurred a total of $66,906 and $117,093 general and administrative expenses during the three and six months ended June 30, 2019, while we incurred a total of $30,745 and $75,289 general and administrative expenses during the three and six months ended June 30, 2018 respectively. The general and administrative expenses are mainly comprised of salary, Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and Edgar Filing fee. The increase of general and administrative expenses is due to increase in salary expense and consulting fee.

Net loss

For the three and six months ended June 30, 2019 and 2018, we had generated no revenues. We incurred a total net loss of $66,559 and $116,746 for the three and six months ended June 30, 2019 respectively, while we incurred a total net loss of $30,649 and $75,229 for the three and six months ended June 30, 2018 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the six months ended June 30, 2019 and 2018, the cash flows used in investing activities was $6,866 and $7,173 respectively, consists of additional of accumulation of biological assets.

Cash Used In Investing and Financing Activities

For the six months ended June 30, 2019 and 2018, the cash flows provided by financial activities was $12,148 and $27,157 respectively, consists of advance from directors.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2019.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 30, 2019

	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)