Form 10-Q
period 2019-09-30
United Royale Holdings Corp.
filed 2019-11-12
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-208978

United Royale Holdings Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	98-1253258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

RM 405, 4/F, Energy Plaza, 92 Granville Road
Tsim Sha Tsui, Kowloon, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (852) 2733 6100

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2019
Common Stock, $.0001 par value	141,965,520

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine months Ended September 30, 2019 and 2018 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine months Ended September 30, 2019 and 2018 (unaudited)	F-3

	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2019 and 2018 (unaudited)	F-4

	Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5 – F-11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-4

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	5

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	6

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6

ITEM 4	MINE SAFETY DISCLOSURES	6

ITEM 5	OTHER INFORMATION	6

ITEM 6	EXHIBITS	6

SIGNATURES		7

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Nil at September 30, 2019; including $6,394 of restricted cash at December 31, 2018)	$62,178	$261,930
Prepaid expenses	14,025	13,931
TOTAL CURRENT ASSETS	$76,203	$275,861

NON-CURRENT ASSETS
Plant and equipment, net	2,342	3,468
Biological assets	36,011	28,697
Operating lease right-of-use assets, net	19,859	-
TOTAL ASSETS	$134,415	$308,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$6,874	$27,790
Due to director	78,149	66,355
Operating lease liabilities, current portion	3,094	-
TOTAL CURRENT LIABILITIES	$88,117	$94,145
NON-CURRENT LIABILITIES
Operating lease liabilities, net of current portion	16,765	-
TOTAL LIABILITIES	$104,882	$94,145

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,965,520 shares as of September 30, 2019 and December 31, 2018	14,197	14,197
Additional paid-in capital	650,712	650,712
Accumulated other comprehensive loss	(333)	(460)
Accumulated deficit	(635,043)	(450,568)
TOTAL STOCKHOLDERS’ EQUITY	29,533	213,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,415	$308,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018 (1)	2019	2018 (1)
REVENUE	$-	-	$-	-

COST OF REVENUE	$-	-	$-	-

GROSS PROFIT	$-	-	$-	-

OPERATING EXPENSES:
General and administrative	$(67,730)	(39,058)	$(184,824)	(114,347)

LOSS FROM OPERATIONS	$(67,730)	(39,058)	$(184,824)	(114,347)

OTHER EXPENSE
Other income (expense), net	1	(14)	349	46

LOSS BEFORE INCOME TAX	(67,729)	(39,072)	(184,475)	(114,301)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(67,729)	(39,072)	$(184,475)	(114,301)

Other comprehensive loss:
- Foreign currency translation income (loss)	156	345	128	313
COMPREHENSIVE LOSS	(67,573)	(38,727)	(184,347)	(113,998)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,965,520	141,965,520	141,965,520	141,965,520

(1) The prior year comparative information has been retrospectively stated due to the common control acquisition on September 30, 2018.

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Nine months ended September 30, 2019 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2018 (audited)	141,965,520	$14,197	$650,712	$(460)	$(450,568)	$213,881
Net loss	-	-	-	-	(50,187)	(50,187)
Foreign currency translation	-	-	-	(119)	-	(119)
Balance as of March 31, 2019 (Unaudited)	141,965,520	$14,197	$650,712	$(579)	$(500,755)	$163,575
Net loss	-	-	-	-	(66,559)	(66,559)
Foreign currency translation	-	-	-	90	-	90
Balance as of June 30, 2019 (Unaudited)	141,965,520	$14,197	$650,712	$(489)	$(567,314)	$97,106
Net loss	-	-	-	-	(67,729)	(67,729)
Foreign currency translation	-	-	-	156	-	156
Balance as of September 30, 2019 (Unaudited)	141,965,520	$14,197	$650,712	$(333)	$(635,043)	$29,533

Nine months ended September 30, 2018 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2017 (audited)	141,965,520	$14,197	$643,448	$(739)	$(252,091)	$404,815
Net loss	-	-	-	-	(44,580)	(44,580)
Foreign currency translation	-	-	-	(696)	-	(696)
Balance as of March 31, 2018 (unaudited) (1)	141,965,520	$14,197	$643,448	$(1,435)	$(296,671)	$359,539
Net loss	-	-	-	-	(30,649)	(30,649)
Foreign currency translation	-	-	-	663	-	663
Balance as of June 30, 2018 (unaudited) (1)	141,965,520	$14,197	$643,448	$(772)	$(327,320)	$329,553
Capital Contribution	-	-	7,246	-	-	7,246
Net loss	-	-	-	-	(39,072)	(39,072)
Foreign currency translation	-	-	-	346	-	346
Balance as of September 30, 2018 (Unaudited)	141,965,520	$14,197	$650,694	$(426)	$(366,392)	$298,073

(1) The prior year comparative information has been retrospectively stated due to the common control acquisition on September 30, 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018 (1)
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,475)	$(114,301)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	2,597	1,211
Increase in lease liabilities	(1,491)	-

Changes in operating assets and liabilities:
Decrease in accrued liabilities	(20,892)	(2,614)
Increase in prepaid expenses	(104)	(1,159)
Net cash flows used in operating activities	(204,365)	(116,863)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of biological assets	(8,076)	(9,557)
Purchase of plant and equipment	-	(68)
Net cash flows used in investing activities	(8,076)	(9,625)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contribution	-	7,247
Advance from directors	12,734	16,918
Net cash provided by financing activities	12,734	24,165

Effect of exchange rate changes in cash and cash equivalents	(45)	313

Net changes in cash and cash equivalents	(199,752)	(102,010)
Cash and cash equivalents, beginning of period	261,930	448,684

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$62,178	$346,674

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$21,330	$-

(1) The prior year comparative information has been retrospectively stated due to the common control acquisition on September 30, 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)AND DECEMBER 31, 2018

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

In the opinion of management, the balance sheet as of September 30, 2019 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2019, the Company incurred a net loss of $184,475 and used cash in operations of $204,365. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30,
	2019 (Unaudited)	2018 (Unaudited)
Period-end MYR : US$1 exchange rate	4.19	4.14
Period-average MYR : US$1 exchange rate	4.13	3.99
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers”, the Company recognizes revenue from sales of goods and services when the following five following steps are carried out: (1) Identify the contract; (2) Identify the performance obligations; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize revenue. For the nine months ended September 30, 2019, the Company had no revenue recorded, as a result, there was no effect on revenue by adopting ASC 606 starting from January 1, 2018.

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

● Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

● Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Lease

Prior to January 1, 2019, the Company had not entered into formal lease agreement and the Company accounted for leases under ASC 840, Accounting for Leases. Effective July 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $21,330, lease liabilities for operating leases of $21,330, and a zero cumulative-effect adjustment to accumulated deficit. See Note 8 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. There is no material impact on our remaining consolidated financial statements after applying this standard.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.	PREPAID EXPENSES

The prepaid expenses as of September 30, 2019 included OTCQB annual fee of $3,000, deposit of $3,899 in transfer agent, deposit of $6,410 in the consulting service provider and $716 in our farmland provider, while the prepaid expenses as of December 31, 2018 included OTCQB annual fee of $12,000, deposit of $1,205 in the transfer agent and deposit of $726 in our farmland provider.

5.	PLANT AND EQUIPMENT, NET

	As of September 30, 2019	As of December 31, 2018
	(Unaudited)
Computer and Software	$3,878	$3,878
Equipment	1,791	1,816
	5,669	5,694
Less: Accumulated Depreciation	(3,327)	(2,226)
Plant and equipment, net	$2,342	$3,468

The Company acquired computers and a software at $3,878 in 2017, and the accumulated depreciations as of September 30, 2019 and December 31, 2018 were $2,909 and $1,939 respectively.

The Company acquired Engine Pump at $1,791 in 2017. The accumulated depreciations as of September 30, 2019 and December 31, 2018 were $418 and $287 respectively.

The depreciation expense for September 30, 2019 and 2018 were $1,106 and $1,211 respectively.

6.	BIOLOGICAL ASSETS

Biological Assets of the Company comprise of agarwood sapling and plantation cost of agarwood.

The Company acquired the agarwood sapling at MYR98,800 (approximately $23,587) in 2017. The accumulated planation development costs incurred from commencement of planting of seedlings up to September 30, 2019 and December 31, 2018 were $36,011 and $28,697 respectively.

7.	AMOUNT DUE TO DIRECTOR

As of September 30, 2019, and December 31, 2018, our directors has loaned to the Company $78,149 and $66,355 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand. We performed the calculation of imputed interest and believed the imputed interest is not significant when compare to our balance sheet size and total expense, and as a result, we didn’t capture this figure into our financial statements.

8.	OPEARTING LEASE

The Company has operating lease agreements for a farmland with remaining lease terms of 6 years. The Company does not have any other leases. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

This standard did not have a significant impact on our liquidity.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months ended September 30, 2019
(Unaudited)
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$2,177

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019	$2,177
Remaining lease term – operating lease (in years)	5.5
Discount rate – operating lease	6.65%

As of September 30, 2019
(Unaudited)
Operating lease
Right-of-use assets, net	$19,859

Operating lease liabilities – current portion	3,094
Operating lease liabilities – non-current portion	16,765
Total operating lease liabilities	$19,859

Maturity of the Company’s lease liabilities are as follows:

Year Ending	Operating Lease
2019 (remaining 3 months)	$1,074
2020	4,297
2021	4,297
2022	4,297
2023	4,297
2024	4,297
2025 (first 3 months of the fiscal year)	1,076
Total lease payments	$23,635
Less: Present value discount	(3,776)
Present value of lease liabilities	$19,859

Lease expenses were $1,088 and $2,177 during the three and nine months ended September 30, 2019, respectively, and there was no rent incurred during the three and nine months ended September 30, 2018, respectively.

9.	STOCKHOLDERS’ EQUITY

As of September 30, 2019, and December 31, 2018, there were 141,965,520 and 141,965,520 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2019.

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

 Results of Operation

For the three and nine months period ended September 30, 2019 and 2018

Revenues

We have not generated any revenue for the three and nine months ended September 30, 2019 and 2018.

General and administrative expenses

We incurred a total of $67,730 and $184,824 general and administrative expenses during the three and nine months ended September 30, 2019, while we incurred a total of $39,058 and $114,347 general and administrative expenses during the three and nine months ended September 30, 2018 respectively. The general and administrative expenses are mainly comprised of salary, Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and edgar filing fee. The increase of general and administrative expenses is due to increase in salary expense and consulting fee.

Net loss

For the three and nine months ended September 30, 2019 and 2018, we had generated no revenues. We incurred a total net loss of $67,729 and $184,475 for the three and nine months ended September 30, 2019 respectively, while we incurred a total net loss of $39,072 and $114,301 for the three and nine months ended September 30, 2018 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the nine months ended September 30, 2019 and 2018, the cash flows used in operating activities was $204,365 and $116,863 respectively, consists of net loss and change in assets and liabilities.

Cash Used In Investing Activities

For the nine months ended September 30, 2019 and 2018, the cash flows used in investing activities was $8,076 and $9,625 respectively, consists of accumulation of cost of biological assets.

Cash Used In Financing Activities

For the nine months ended September 30, 2019 and 2018, the cash flows provided by financial activities was $12,734 and $24,165 respectively, consists of advance from directors and capital contribution.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2019.

Contractual Obligations

As of September 30, 2019, the Company’s subsidiary leased a farmland in Tangkak, Johor, Malaysia under an operating lease, which have a term of six years commencing from April 1, 2019 to March 31, 2025. At September 30, 2019, the future minimum rental payments under these leases aggregate approximately $23,628 and are due as follows: 2019: $1,074; 2020: $4,296; 2021: $4,296; 2022: $4,296; 2023: $4,296; 2024: $4,296; and 2025: $1,074.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2019

	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)