Form 10-K
period 2019-12-31
United Royale Holdings Corp.
filed 2020-03-30
CIK 1652842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2019

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

Room 405, 4/F, Energy Plaza,

92 Granville Road, Tsim Sha Tsui, Kowloon, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (852) 2733 6100

Securities registered under Section 12(b) of the Exchange Act

None

Securities registered under Section 12(g) of the Exchange Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At June 30, 2019, there were 94,583,967 shares of the registrant’s Common Stock issued and outstanding held by affiliate and the aggregate market value of voting and non-voting common equity held by non-affiliate were $246,513,384 and $246,513,384 respectively.

As of March 30, 2020, there were 141,990,387 shares of the registrant’s Common Stock issued and outstanding.

United Royale Holdings Corp

FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

Our principal executive office is located at RM 405, 4/F, Energy Plaza, 92 Granville Road, Tsim Sha Tsui, Kowloon, Hong Kong. Our principal telephone number is + (852) 2733-6100.

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

We are currently renting a plot of land so that we too can plant and cultivate such trees, and subsequently extract the Agarwood from them, of which we can then resell to consumers and distributors in four to six years’ time.

Description of Business

We currently have four employees including our Chief Executive Officer (CEO) and Director. Our CEO, Mr. Teoh has substantial experience with, and knowledge of, Agarwood plantation management and inoculation skills, and is responsible for training any new employees and overseeing anticipated expansion plans of hiring new employees in the future. Our Officers and Directors spend on our business up to an aggregate of 40 hours per week, but are prepared to devote more time if necessary.

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

We have targeted land owners seeking our services in Malaysia.

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

In addition to our services that we intend to provide landlords, we also seek out a plot of land that we could either rent, or purchase to grow our own orchard of Acquilaria trees, of which we could then harvest the Agarwood from and sell to consumers or distributors. We will finance this project through those revenues. At this time, we have rented one property, which was Lot 4316, Batu 20, Jalan Segamat, 84900 Tangkak, Johor Malaysia. We have grown 5,765 Acquilaria trees with numbers and our company logo on this land.

Marketing Efforts

Currently, we have developed a corporate website, http://www.unitedroyale.com, which we feel will bolster our presence in the market space. On the site we list some of the services we intend to offer, investor relations and pictures of our employees at work.

We will also be pursuing marketing campaigns by utilizing the internet, social media, and perhaps even print media.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate or other properties. The Company’s executive office is located at Room 405, 4/F, Energy Plaza, 92 Granville Road, Tsim Sha Tsui, Kowloon, Hong Kong. The office space is provided rent free by the Company’s Chief Executive Officer, Mr. Teoh Kooi Sooi.

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

Fiscal Year 2019	High Bid	Low Bid
First Quarter	$5.01	$4.58
Second Quarter	$5.20	$5.03
Third Quarter	$5.48	$5.20
Fourth Quarter	$6.03	$4.00

Fiscal Year 2018	High Bid	Low Bid
First Quarter	$3.02	$1.75
Second Quarter	$3.20	$1.50
Third Quarter	$4.50	$2.00
Fourth Quarter	$4.80	$4.20

We have issued 141,990,387 shares of our common stock since our inception on June 23, 2015. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of March 30, 2020, we have 588 shareholders of record of our common stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2019, 2018, 2017 and 2016. We have not paid any cash dividends since June 23, 2015 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On November 25, 2019, the Company completed the issuance and sale of the Shares at a purchase price of $5.58 per share in a private placement to Mr. Teoh Kooi Sooi, our CEO. The Company received gross proceeds in the aggregate amount of $138,758 from Mr. Teoh, which consisted of a cash payment of $64,516 and a loan conversion of $74,242 into the Company’s paid-up capital. The proceeds will be used for working capital purposes and 24,867 shares of our common stock were issued to Mr. Teoh.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2019.

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

Due to the Coronavirus outbreak since December, 2019, Malaysia government declared a Movement Control Order from March 18, 2020 to April 14, 2020. The temporary close down does not have much impact on our current operation, because currently we are in the plantation progress of Aquilaria Subintegra trees and we expect the harvest will take place within future 4 years’ time. At this moment, the trees are located at Johor, Malaysia, with sufficient rainfall and sunlight for growing. Once the Movement Control Order is expired or not extended, we will collaborate with our service provider to performance the maintenance work of the farmland.

Results of Operations

For the year ended December 31, 2019 and December 31, 2018

Revenue

We have not earned any revenues for the years ended December 31, 2019 and 2018.

General and administrative expenses

We incurred a total of $262,161 general and administrative expenses for the year ended December 31, 2019, while we incurred a total of $198,914 general and administrative expenses for the year ended December 31, 2018. The general and administrative expenses are mainly comprised of impairment loss, audit fee, professional fee, salary, transfer agent fee and Edgar Filing fee.

Net Loss

The net loss for the year ended December 31, 2019 and December 31, 2018 were $261,735 and $198,477 respectively, based on the increase in general and administrative expenses.

Liquidity and Capital Resources and Cash Requirements

As of December 31, 2019, the Company had cash of $63,839 as compared to cash of $261,930 as of December 31, 2018. The Company had a working capital of $49,793 as of December 31, 2019 when compared to working capital of $181,716 as of December 31, 2018.

Cash Used In Operating Activities

During the year ended December 31, 2019, the cash flows used in operating activities was $272,227. Our net loss for the period, increase in prepayments and decrease in accrual liabilities were the reasons for our negative operating cash flow.

During the year ended December 31, 2018, the cash flows used in operating activities was $181,560. Our net loss for the period and increase in prepayments and increase in accrual liabilities were the reasons for our negative operating cash flow.

Cash Used In Investing Activities

During the year ended December 31, 2019, the cash flows used in investing activities was $10,396, as the Company invested certain cash into maintenance of the farmland during the year of 2019.

During the year ended December 31, 2018, the cash flows used in investing activities was $14,042, as the Company invested certain cash into maintenance of the farmland during the year of 2018.

Cash Provided by Financing Activities

During the year ended December 31, 2019, the net cash provided by financing activities was $84,489, the major inflow were the issuance of shares in exchange of cash and director’s loan.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2019, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2019 and December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

In fiscal year 2019, we tried to seek for an independent director who would undertake the oversight in the establishment and monitoring of required internal control and procedures, however, due to costing issue and geographical restriction, several candidates turned us down.

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

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting for the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Officers

Teoh Kooi Sooi	35	Treasurer, Chief Executive Officer, Director
Jaya C Rajamanickam	52	President
Feliana Binti Johny	24	Secretary
David Edwin Evans	56	Chief Operating officer
Liao Lin	44	Chief Sales Officer
Li Gongming	41	Director
Soh Khay Wee	49	Director (appointed on June 12, 2019)

Teoh Kooi Sooi- Chief Executive officer, President, Treasurer, Director

Mr. Teoh Kooi Sooi, age 35, graduated from University Utara Malaysia with a bachelor’s degree in multimedia major. In 2008, he started his career as a marketing & sales manager. His main job responsibilities included business development as well as building and maintaining customer relationships. Subsequently, Mr. Teoh was appointed as a director of Multi Agro Tech Sdn Bhd Company in Jun 2010 and ceased to hold any position in January 2017.

Mr. Teoh’s experience with business development and director experience has led to his appointment as Chief Executive Officer, Treasurer and Director.

Jaya C Rajamanickam - President

Ms. Jaya C Rajamanickam, age 52, graduated from the University of Technology Malaysia (UTM) with a Bachelor Degree in Human Resource Development in 2008 and further obtain a Master Degree in Agricultural Engineer in 2011. Upon the graduation, Ms. Rajamanickam started working as a researcher in Global Resources Sdn Bhd from 2011 to 2013. Ms. Rajamanickam performed primary and secondary research on optimal benefits package for agarwood medium – big size plantation. From 2013 to 2015, Ms. Rajamanickam worked as a technology researcher in Agriculture in Agriculture & Environmental Techonologies Sdn Bhd. Besides conducting the market search for Malaysia agriculture sector, Ms. Rajamanickam was also responsible for the marketing strategy and presentation to clients and government body. From 2015-2017, Ms. Rajamanickam worked at Agarwood Management Services Sdn Bhd as a project manager and research analyst to oversee agarwood plantation sites and handle daily operational activities.

Ms. Rajamanickam’s experience in the agricultural industry has led the Board of Director to reach the conclusion that she should serve as President of the Company.

Feliana Binti Johny - Secretary

Ms. Feliana Binti Johny, age 24, graduated from the Universiti Tunku Abdul Rahman (UTAR) with a Bachelor Degree in Actuarial Science in 2017. Upon graduation in 2017, Ms. Johny started working as a credit analyst in Alliance Bank Malaysia Berhad. Ms. Johny analyzed the financial and credit information of the clients in order to determine risks prior to granting loans to SME companies from various industries. Ms. Johny conducted reviews on existing clients and identified weak credits for proactive remedial actions. Occasionally, Ms. Johny also conducted trade references and site visits to the clients in order to have a better understand on the business activities and operations.

Ms. Johny’s experience in the credit and risk assessment has led the Board of Director to reach the conclusion that he should serve as Secretary of the Company.

David Edwin Evans – Chief Operating Officer

Mr. David Edwin Evans, age 56, graduated from Tampa College, currently known as Everest University, with a bachelor’s degree in business management and master’s degree in Business Administration in 1987 and 1989 respectively, and in 2014, he further obtained a Doctor Degree in Management from Build Bright University in Cambodia. From January 2010 to September 2018, Mr. Evans worked as a vice president in Tech Actions Services, Kuala Lumpur, Malaysia. He was responsible for the product development in business consulting services, branding, and marketing. Furthermore, he managed customer relationships and performed as a one of the major communication channels between foreign distributors and local sales and marketing teams. Within this period, he developed his network in different business areas and obtained his doctoral degree in Build Bright University. Starting from October 2018, Mr. Evans joined United Royale Holdings Corp as a Chief Operating Officer, and handled the plantation and production of agarwood, communication with distribution channels and research and development part for improving output of agarwood.

Mr. Evan’s experience in the sales and distribution, together with his personal network, has led the Board of Director to reach the conclusion that he should serve as Chief Operating Officer of the Company.

Liao Lin – Chief Sales Officer

Mr. Liao Lin, age 44, graduated from Fujian Academy of Science with a professional certificate in computer science and engineering in January 2004 and Xiemen University with a bachelor’s degree in Accounting in December 2004. Mr. Liao worked as a financial investment consultant in Hong Kong Hantec Group from February 2008 to March 2016, who evaluated and made key investment decision across the Asia region and western countries by analyzing the economy outlook of specific region, industry and corporate forecasts. Furthermore, he engaged with corporate clientele executives in broader organizational strategic planning and implemented the strategic plans with the clients. From July 2016 to March 2017, Mr. Liao served as a secretary to the board of directors in Fujian Mielefu Culture Communication Co. Ltd. He was responsible for developing business cases and strategic options based on industry insights, internal capabilities, financial models, and internal-rate-of-return analysis to support planning initiatives to present to the board of directors. He also oversaw all audit and internal control operations in his capacity at Fujian Mielefu Culture Communication Co. Ltd and reported his findings to the board of directors with possible solutions to the internal control deficiencies. From April 2017 to September 2018, Mr. Liao worked as an independent consultant for different companies. Since October 2018, he has been the Chief Sales Officer of the Company.

Mr. Liao’s experience in the consulting and financial analysis, has led the Board of Director to reach a conclusion that he should serve as a Chief Sales Officer of the Company.

Li Gongming – Director

Mr. Li Gongming, age 41, graduated from the Jiangxi University of Finance and Econmics with a Bachelor Degree in International Accounting in 1999 and further obtained a professional certificate in Accounting and Auditing from Shanghai University of Finance and Economics in 2003. Upon graduation, Mr. Li started working as a stock analyst in Southwest Securities International Securities Limited from March 2003 to December 2003. Mr. Li worked in Wenzhou Dingsheng Asset Management Company Limited as a general management to oversee the whole operation of the asset management team, perform sorting of investment targets, attract investors and report performance to the top management, from February 2004 to August 2008. And from September 2008 to December 2016, he worked as a general manager of Wenzhou Wangsheng Asset Management Company Limited performing similar duties as his previous job. Since 2017, he has worked as an independent consultant of United Royale Holdings Corp, and he was appointed as a director on November 30, 2018.

Mr. Li’s experience in the financial industry and understanding of the Company has led the Board of Director to reach the conclusion that he should serve as director of the Company.

Soh Khay Wee – Director

Mr. Soh Khay Wee, age 49, graduated from the Swansea Institute of Higher Education, Wales, U.K., with a Postgraduate Diploma in marketing management in 1995 and further obtained a Master in Business Administration from University of Hull U.K. in 1996. Mr. Soh has started being a director of Omega Project Management Sdn. Bhd., which is involved in agricultural manpower and staffing field in Malaysia. His major responsibilities include to make company decision to align with company goals and objectives, organize and manage sales team on farm equipment, crops and agricultural products. Furthermore, he communicates with Southeast Asian agricultural industry leaders on farmland creation and projects management, and ensures the projects comply with different regulations in different jurisdictions on health and safety standards. On June 12, 2019, he has been appointed as a director.

Mr. Soh’s experience in the human resources industry and business administration has led the Board of Director to reach the conclusion that he should serve as director of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from January 1, 2018 to December 31, 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Teoh Kooi Sooi Director, Chief Executive Officer,	January 1 2018 to December 31, 2018	60,000	0	0	0	0
Principal Financial Officer and Treasurer	January 1 2019 to December 31, 2019	60,000	0	0	0	0

Chen Zheru* Director	January 1 2018 to December 31, 2018	5,500	0	0	0	0
	January 1 2019 to December 31, 2019	0	0	0	0	0

Jaya C Rajamanickam President	January 1 2018 to December 31, 2018	0	0	0	0	0
	January 1 2019 to December 31, 2019	0	0	0	0	0

Feliana Binti Johny Secretary	January 1 2018 to December 31, 2018	0	0	0	0	0
	January 1 2019 to December 31, 2019	0	0	0	0	0

David Edwin Evans Chief Operating Officer	January 1 2018 to December 31, 2018	0	0	0	0	0
	January 1 2019 to December 31, 2019	0	0	0	0	0

Liao Lin Chief Sales Officer	January 1 2018 to December 31, 2018	0	0	0	0	0
	January 1 2019 to December 31, 2019	0	0	0	0	0

Li Gongming Director	January 1 2018 to December 31, 2018	5,000	0	0	0	0
	January 1 2019 to December 31, 2019	60,000	0	0	0	0

Soh Khay Wee** Director	January 1 2018 to December 31, 2018	0	0	0	0	0
	January 1 2019 to December 31, 2019	0	0	0	0	0

* Resigned as of November 30, 2018

** Appointed as of June 12, 2019

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

Director Compensation

The following table sets forth director compensation as of December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Teoh Kooi Sooi	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Li Gongming	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Soh Khay Wee	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2019 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Business Address of Shareholders (1)	Amount and Nature of Shareholders Ownership (2)	Percent of Outstanding Shares of Common Stock (3)
TEOH KOOI SOOI (i),(ii),(iii)	10,024,867	7.06%

BOSY HOLDINGS LIMITED(i)	78,415,000	55.23%

LI GONGMING (i),(ii),(iii)	6,041,500	4.25%

LIAO LIN (i), (iii)	102,500	0.07%

JAYA C RAJAMANICKAM (iii)	0	0.00%

DAVID EDWIN EVANS (iii)	2,500	0.00%

SOH KHAY WEE	2,500	0.00%

FELIANA BINTI JOHNY (iii)	0	0.00%

All of the officers and directors as a group (seven people) (iv)	94,588,867	66.61%

(1)	The address of each beneficial owner is Room 405, 4/F, Energy Plaza, 92 Granville Road, Tsim Sha Tsui, Kowloon, Hong Kong.

(2)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2019, there were 141,990,387 shares of our common stock issued and outstanding.

(3)	Bosy Holdings Limited is a Seychelles company which is wholly owned by our director, Mr. Li Gongming.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the year ended December 31, 2019, the Company issued 24,867 shares of our common stock to Mr. Teoh Kooi Sooi, our CEO, in exchange of a working capital of $138,757 going into the Company.

During the year ended December 31, 2019, the Company paid $60,000 and $60,000 to Mr. Teoh Kooi Sooi and Mr. Gongming, our CEO and Director, as their remunerations of the capacities they held in the Company respectively.

As of December 31, 2019, our Chief Executive Officer, Mr. Teoh had loaned $6,686 to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2019, our Director, Mr. Li Gongming had loaned $4,598 to the Company to provide working capital for its business operations. The loan in unsecured, non-interesting bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2019 and 2018. On January 2, 2018, we have engaged TAAD LLP (“TAAD”) as its principal accountant and dismissed Weld Asia Associates (“Weld Asia”) from that role. The accounting fees and services charged by TAAD for 2019 and 2018 are shown separately in the following table.

TAAD LLP

ACCOUNTING FEES AND SERVICES	2019	2018

Audit fees	$33,000	$40,500
Audit-related fees	-	-
Tax fees	3,600	3,000
All other fees	-	-

Total	$36,600	$43,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. During the year ended December 31, 2019 and 2018, the financial statements of the Company were audited by Weld Asia Associates and TAAD LLP.

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

UNITED ROYALE HOLDINGS CORP.

Date: March 30, 2020	By:	/s/ TEOH KOOI SOOI
Teoh Kooi Sooi Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TEOH KOOI SOOI	Chief Executive Officer, President, Treasurer and Director	March 30, 2020
TEOH KOOI SOOI	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

UNITED ROYALE HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

United Royale Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Royale Holdings Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ TAAD LLP

We have served as the Company’s auditor since 2018

Diamond Bar, California

March 30, 2020

UNITED ROYALE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of December 31, 2019	As of December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents (Nil restricted cash as of December 31, 2019; including $6,394 of restricted cash as of December 31, 2018)	$63,839	$261,930
Prepaid expenses	21,157	13,931
TOTAL CURRENT ASSETS	$84,996	$275,861

NON-CURRENT ASSETS
Plant and equipment, net	2,006	3,468
Biological assets	37,297	28,697
Operating lease right-of-use assets, net	19,563	-
TOTAL ASSETS	$143,862	$308,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$20,698	$27,790
Due to director	11,284	66,355
Operating lease liabilities, current portion	3,221	-
TOTAL CURRENT LIABILITIES	$35,203	$94,145
NON-CURRENT LIABILITIES
Operating lease liabilities, net of current portion	16,342	-
TOTAL LIABILITIES	$51,545	$94,145

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,990,387 and 141,965,520 shares as of December 31, 2019 and December 31, 2018 respectively	14,199	14,197
Additional paid-in capital	789,468	650,712
Accumulated other comprehensive loss	953	(460)
Accumulated deficit	(712,303)	(450,568)
TOTAL STOCKHOLDERS’ EQUITY	92,317	213,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,862	$308,026

The accompanying notes are an integral part of these audited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended, December 31
	2019	2018
REVENUE	$-	-

COST OF REVENUE	$-	-

GROSS PROFIT	$-	-

OPERATING EXPENSES:
General and administrative	$(262,161)	(198,914)

LOSS FROM OPERATIONS	$(262,161)	(198,914)

OTHER EXPENSE
Other income (expense), net	426	437

LOSS BEFORE INCOME TAX	(261,735)	(198,477)

INCOME TAX EXPENSE	-	-

NET LOSS	$(261,735)	(198,477)

Other comprehensive loss:
- Foreign currency translation income	1,413	279
COMPREHENSIVE LOSS	(260,322)	(198,198)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,968,041	141,965,520

See accompanying notes to the audited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance as of December 31, 2017	141,965,520	$14,197	$643,448	(739)	$(252,091)	$404,815
Waiver of director’s loan	-	-	7,264	-	-	7,264
Comprehensive loss for the year 2018	-	-	-	279	(198,477)	(198,198)
Balance as of December 31, 2018	141,965,520	$14,197	$650,712	$(460)	$(450,568)	$213,881
Issuance on November 25, 2019 in cash	11,562	1	64,515	-	-	64,516
Issuance on November 25, 2019 from conversion of related party loan	13,305	1	74,241	-	-	74,242
Comprehensive loss for the year 2019	-	-	-	1,413	(261,735)	(260,322)
Balance as of December 31, 2019	141,990,387	$14,199	$789,468	$953	$(712,303)	$92,317

The accompanying notes are an integral part of these audited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(261,735)	$(198,477)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	3,727	1,479
Impairment on biological assets	2,367	18,109

Changes in operating assets and liabilities:
Increase/(Decrease) in accrued liabilities	(7,115)	9,194
Decrease/(Increase) in prepaid expenses	(7,218)	(11,865)
Increase in lease liabilities	(2,253)	-
Net cash flows used in operating activities	(272,227)	(181,560)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of biological assets	(10,396)	(14,042)
Net cash flows used in investing activities	(10,396)	(14,042)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contribution	64,516	7,426
Advance from directors	19,973	317
Net cash provided by financing activities	84,489	7,743

Effect of exchange rate changes in cash and cash equivalents	43	1,105

Net changes in cash and cash equivalents	(198,091)	(186,754)
Cash and cash equivalents, beginning of period (including $6,394 and $0 of restricted cash as of January 1, 2019 and 2018 respectively)	261,930	448,684

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$63,839	$261,930

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness from director	$-	$7,426
Share issuance from conversion of related party loan	$74,242	$-
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$21,330	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2019, the Company incurred a net loss of $261,735 and used cash in operating activities of $272,227. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Our deposit in Hong Kong is currently deposit in HSBC Hong Kong, and there is a Deposit Protection Scheme protects our eligible deposits held with bank in Hong Kong which is members of the Scheme. The scheme will pay us a compensation up to a limit of HKD500,000, which is equivalent to $64,102, if HSBC Hong Kong fails.

Our deposit in Malaysia is currently deposit in Malayan Banking Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $61,234, if the aforementioned banks fails.

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

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2019	2018
Period-end MYR : US$1 exchange rate	4.09	4.13
Period-average MYR : US$1 exchange rate	4.14	4.04
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers”, the Company recognizes revenue from sales of goods and services when the following five following steps are carried out: (1) Identify the contract; (2) Identify the performance obligations; (3) Determine the transaction price; (4) Allocate the transaction price; (5) Recognize revenue. For the years ended December 31, 2019 and 2018, the Company had no revenue recorded, as a result, there was no effect on revenue by adopting ASC 606 starting from January 1, 2018.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

● Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

● Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Lease

Prior to January 1, 2019, the Company had not entered into formal lease agreement and the Company accounted for leases under ASC 840, Accounting for Leases. Effective July 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity or on our compliance with our financial covenants associated with our loans. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $21,330, lease liabilities for operating leases of $21,330, and a zero cumulative-effect adjustment to accumulated deficit. See Note 10 for further information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

Recent accounting pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new standard effective January 1, 2018, and the standard did not have a material impact on our financial statements.

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

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	PREPAID EXPENSES

The prepaid expenses as of December 31, 2019 included OTCQB annual fee of $12,000, and deposit of $2,013 and $6,410 in transfer agent and our consultancy firm respectively, while the prepaid expenses as of December 31, 2018 included OTCQB annual fee of $12,000, and deposit of $1,931 in transfer agent and farm maintenance service provider.

4.	PLANT AND EQUIPMENT

	As of December 31, 2019	As of December 31, 2018
Computer and Software	$3,878	$3,878
Equipment	1,816	1,816
	5,694	5,694
Less: Accumulated Depreciation	(3,688)	(2,226)
Plant and equipment, net	$2,006	$3,468

The Company acquired a computer as equipment and a software at $3,731 and $147 respectively in 2017, and the accumulated depreciation as of December 31, 2019 and December 31, 2018 were $3,232 and $1,939, which constituted a net book value of $646 and $1,939 respectively.

The Company acquired Engine Pump at MYR7,500 in 2017. The accumulated depreciations as of December 31, 2019 and December 31, 2018 were $456 and $288, which constituted a net book value of $1,360 and 1,529 respectively.

The depreciation expense for 2019 and 2018 were $1,474 and $1,472 respectively.

5.	BIOLOGICAL ASSETS

Biological Assets of the Company comprise of agarwood sapling and plantation cost of agarwood.

The Company acquired the agarwood sapling at MYR98,800 (approximately $24,395) in 2017. The accumulated planation development costs incurred from commencement of planting of seedlings after impairment loss as of December 31, 2019 and 2018 were $37,297 and $28,697 respectively. For the years ended December 31, 2019 and December 31, 2018, the cost captured into account were $10,967 and $13,083 respectively.

An impairment tests were carried on December 31, 2019 and 2018, we wrote off $2,367 and $18,109 of biological assets respectively. The reason for impairment loss was the natural immortality of the agarwood trees.

6.	INCOME TAXES

The income (loss) before income taxes of the Company for the years ended December 31, 2019 and 2018 were comprised of the following:

	For the years ended December 31,
	2019	2018
Tax jurisdictions from:
– Local	$(249,404)	$(178,973)

– Foreign, representing:
Malaysia	(7,867)	(18,307)
Hong Kong	(4,464)	(98)
Other (primarily nontaxable jurisdictions)	-	(1,100)

Loss before income taxes	$(261,735)	$(198,478)

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Provision for income taxes consisted of the following:

For the years ended December 31,
	2019	2018

Current:
– Local	$-	$-
– Foreign:
Hong Kong	-	-
The PRC	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of December 31, 2017 from the 35% to 21% tax rate. The Company (URYL) is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2019, the operations in the United States of America incurred $663,824 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of approximately $139,403 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

Bosy Holdings (HK) Limited operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 8.25% on assessable profits up to HK$2,000,000 (approximately $256,410); and 16.5% on any part of assessable profits over HK$2,000,000. For the years ended December 31, 2019 and 2018, subsidiary in Hong Kong incurred an aggregate operating loss of $4,464 and $940 respectively. The cumulative operating losses can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $446 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Oudh Tech Sdn Bhd is subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 17% on the assessable income for its tax year. For the years ended December 31, 2019 and 2018, Oudh Tech Sdn Bhd incurred an aggregate operating loss of $7,867 and $18,307, respectively, which can be carried forward indefinitely to offset its taxable income. As of December 31, 2019, the operations in Malaysia incurred $39,565 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets of $6,726 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2019 and December 31, 2018:

	As of	As of
	December 31, 2019	December 31, 2018
Deferred tax assets:

Goodwill and intangibles	$-	$-
Net operating loss carryforwards
– United States of America	139,403	87,028
– Hong Kong	446	155
– Malaysia	6,726	6,340
	146,575	93,523
Less: valuation allowance	(146,575)	(93,523)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $146,575 as of December 31, 2019. For the year ended December 31, 2019, the valuation allowance increased by $53,052, primarily relating to the increase in salary commitment.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	AMOUNT DUE TO DIRECTOR

As of December 31, 2019 and 2018, our director loaned to the Company $11,284 and $66,355, respectively. This loan is unsecured, non-interest bearing and due on demand.

During 2019, our director, Teoh Kooi Sooi converted $74,242 into shares in the private placement took place on November 25, 2019. During 2018, our director, Teoh Kooi Sooi waived $7,426 in Oudh Tech Sdn Bhd, a wholly owned subsidiary acquired on September 30, 2018, as contribution and recorded in additional paid in capital.

8.	STOCKHOLDERS EQUITY

On November 25, 2019, the Company issued 24,867 shares of our common stock to Mr. Teoh Kooi Sooi, our CEO, in exchange of a working capital of $138,757, consisted of $64,516 in cash and $74,241 loan conversion, as contribution and recorded in share capital and additional paid capital.

On September 30, 2018, our CEO, Mr. Teoh Kooi Sooi, waived $7,426 in Oudh Tech Sdn Bhd, a wholly owned subsidiary acquired on September 30, 2018, as contribution and recorded in additional paid in capital.

As of December 31, 2019 and 2018, there are 141,990,387 and 141,965,520 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2019.

9.	SALARY COMMITMENT

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

10.	OPEARTING LEASE

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

For the year ended December 31, 2019

Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$3,262

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019	$3,262
Remaining lease term – operating lease (in years)	5.5
Discount rate – operating lease	6.65%

As of December 31, 2019

Operating lease
Right-of-use assets, net	$19,563

Operating lease liabilities – current portion	3,221
Operating lease liabilities – non-current portion	16,342
Total operating lease liabilities	$19,563

Maturity of the Company’s lease liabilities are as follows:

Year Ending	Operating Lease
2020	4,400
2021	4,400
2022	4,400
2023	4,400
2024	4,400
2025 (first 3 months of the fiscal year)	1,101
Total lease payments	$23,101
Less: Present value discount	(3,538)
Present value of lease liabilities	$19,563

Lease expenses were $3,262 during the year ended December 31, 2019, respectively, and there was no rent incurred during the year ended December 31, 2018, respectively.

11. SUBSEQUENT EVENTS

Due to the Coronavirus outbreak since December, 2019, Malaysia government declared a Movement Control Order from March 18, 2020 to April 14, 2020. The temporary close down does not have much impact on our current operation, because currently we are in the plantation progress of Aquilaria Subintegra trees and we expect the harvest will take place within future 4 years’ time. At this moment, the trees are located at Johor, Malaysia, with sufficient rainfall and sunlight for growing. Once the Movement Control Order is expired or not extended, we will collaborate with our service provider to performance the maintenance work of the farmland.

