Form 10-Q
period 2020-03-31
United Royale Holdings Corp.
filed 2020-04-20
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2020

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
Tsim Sha Tsui, Kowloon, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (852) 2733 6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2020
Common Stock, $.0001 par value	141,990,387

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,881	$63,839
Prepaid expenses	16,771	21,157
TOTAL CURRENT ASSETS	$21,652	$84,996

NON-CURRENT ASSETS
Plant and equipment, net	1,569	2,006
Biological assets	36,537	37,297
Operating lease right-of-use assets, net	17,805	19,563
TOTAL ASSETS	$77,563	$143,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$5,204	$20,698
Due to director	13,848	11,284
Operating lease liabilities, current portion	3,105	3,221
TOTAL CURRENT LIABILITIES	$22,157	$35,203
NON-CURRENT LIABILITIES
Operating lease liabilities, net of current portion	14,700	16,342
TOTAL LIABILITIES	$36,857	$51,545

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,990,387 shares as of March 31, 2020 and December 31, 2019	14,199	14,199
Additional paid-in capital	789,468	789,468
Accumulated other comprehensive income/(loss)	(2,301)	953
Accumulated deficit	(760,660)	(712,303)
TOTAL STOCKHOLDERS’ EQUITY	40,706	92,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,563	$143,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, March 31
	2020	2019
	(Unaudited)	(Unaudited)
REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	(48,357)	(50,187)

LOSS FROM OPERATIONS	(48,357)	(50,187)

Other income (expense), net	-	-

LOSS BEFORE INCOME TAX	(48,357)	(50,187)

INCOME TAX EXPENSE	-	-

NET LOSS	(48,357)	(50,187)

Foreign currency translation loss	(3,254)	(119)

Comprehensive loss	$(51,611)	$(50,306)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,990,387	141,965,520

See accompanying notes to the unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Three months ended March 31, 2020 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2019	141,990,387	$14,199	$789,468	$953	$(712,303)	$92,317
Net loss for the three months ended March 31, 2020	-	-	-	-	(48,357)	(48,357)
Foreign currency translation	-	-	-	(3,254)	-	(3,254)
Balance as of March 31, 2020 (Unaudited)	141,990,387	$14,199	$789,468	$(2,301)	$(760,660)	40,706

Three months ended March 31, 2019 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2018 (audited)	141,965,520	$14,197	$650,712	$(460)	$(450,568)	$213,881
Net loss for the three months ended March 31, 2019	-	-	-	-	(50,187)	(50,187)
Foreign currency translation	-	-	-	(119)	-	(119)
Balance as of March 31, 2019 (Unaudited)	141,965,520	$14,197	$650,712	$(579)	(500,755)	163,575

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,357)	$(50,187)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	1,131	369

Changes in operating assets and liabilities:
Increase/ (Decrease) in accrued liabilities	(15,387)	9,871
Decrease/ (Increase) in prepaid expenses	4,348	290
Decrease in lease liabilities	(762)	-
Net cash flows used in operating activities	(59,027)	(39,657)
CASH FLOWS USED IN INVESTING ACTIVITIES:
(Increase)/ Decrease in biological assets	(2,288)	(3,462)
Net cash flows used in investing activities	(2,288)	(3,462)
CASH FLOWS FROM FINANCING ACTIVITIES
Advance from directors	2,564	12,251
Net cash provided by financing activities	2,564	12,251

Effect of exchange rate changes in cash and cash equivalents	(207)	(42)

Net changes in cash and cash equivalents	(58,958)	(30,910)
Cash and cash equivalents, beginning of period	63,839	261,930

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,881	$231,020

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$21,330	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

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

In the opinion of management, the balance sheet as of March 31, 2020 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2019.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2020, the Company incurred a net loss of $48,357 and used cash in operations of $59,027. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31,
	2020 (Unaudited)	2019 (Unaudited)
Period-end MYR : US$1 exchange rate	4.31	4.08
Period-average MYR : US$1 exchange rate	4.21	4.08
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

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

The prepaid expenses as of March 31, 2020 included OTCQB annual fee of $9,000, deposit of $665 in transfer agent, deposit of $6,410 in the consulting service provider and $696 in our farmland provider, while the prepaid expenses as of December 31, 2019 included OTCQB annual fee of $12,000, deposit of $2,013 and $6,410 in transfer agent and our consultancy firm, and deposit of $734 in our farmland provider.

5.	PLANT AND EQUIPMENT, NET

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
Computer and Software	$3,878	$3,878
Equipment	1,816	1,816
	5,694	5,694
Less: Accumulated Depreciation	(4,125)	(3,688)
Plant and equipment, net	$1,569	$2,006

The Company acquired computers and a software at $3,878 in 2017, and the accumulated depreciations as of March 31, 2020 and December 31, 2019 were $3,555 and $3,232 respectively.

The Company acquired Engine Pump at $1,816 in 2017. The accumulated depreciations as of March 31, 2020 and December 31, 2019 were $570 and $456 respectively.

The depreciation expense for March 31, 2020 and 2019 were $437 and $369 respectively.

6.	BIOLOGICAL ASSETS

Biological Assets of the Company comprise of agarwood sapling and plantation cost of agarwood.

The Company acquired the agarwood sapling at MYR98,800 (approximately $23,587) in 2017. The accumulated planation development costs incurred from commencement of planting of seedlings up to March 31, 2020 and December 31, 2019 were $36,537 and $37,297 respectively. The reason for difference between two amounts is the exchange rate difference, which MYR depreciated since March 2020.

7.	AMOUNT DUE TO DIRECTOR

As of March 31, 2020, and December 31, 2019, our directors has loaned to the Company $13,848 and $11,284 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand. We performed the calculation of imputed interest and believed the imputed interest is not significant when compare to our balance sheet size and total expense, and as a result, we didn’t capture this figure into our financial statements.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months ended March 31, 2020
(Unaudited)
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$1,008

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020	$1,008
Remaining lease term – operating lease (in years)	5
Discount rate – operating lease	6.65%

As of March 31, 2020
(Unaudited)
Operating lease
Right-of-use assets, net	$17,805

Operating lease liabilities – current portion	3,105
Operating lease liabilities – non-current portion	14,700
Total operating lease liabilities	$17,805

Maturity of the Company’s lease liabilities are as follows:

Year Ending	Operating Lease
2020 (remaining 9 months)	$3,130
2021	4,172
2022	4,172
2023	4,172
2024	4,172
2025 (first 3 months of the fiscal year)	1,044
Total lease payments	$20,862
Less: Present value discount	(3,057)
Present value of lease liabilities	$17,805

Lease expenses were $1,008 during the three months ended March 31, 2020 respectively, and there was no rent incurred during the three months ended March 31, 2019, respectively.

9.	STOCKHOLDERS’ EQUITY

As of March 31, 2020, and December 31, 2019, there were 141,990,387 and 141,990,387 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2020.

10. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated March 30, 2020, for the year ended December 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K dated March 30, 2020, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operation

For the three months ended March 31, 2020 and 2019

Revenues

We have not generated any revenue for the three months ended March 31, 2020 and 2019.

General and administrative expenses

We incurred a total of $48,357 and $50,187 general and administrative expenses during the three months ended March 31, 2020 and 2019 respectively. The general and administrative expenses are mainly comprised of salary, Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and edgar filing fee. The decrease of general and administrative expenses is due to decrease in quarterly review fee.

Net loss

For three months ended March 31, 2020 and 2019, we had generated no revenues. We incurred a total net loss of $48,357 and $50,187 for the three months ended March 31, 2020 and 2019 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended March 31, 2020 and 2019, the cash flows used in operating activities was $59,027 and $39,657 respectively, consists of net loss and change in assets and liabilities.

Cash Used In Investing Activities

For the three months ended March 31, 2020 and 2019, the cash flows used in investing activities was $2,288 and $3,462 respectively, consists of accumulation of cost of biological assets.

Cash Provided By Financing Activities

For the three months ended March 31, 2020 and 2019, the cash flows provided by financial activities was $2,564 and $12,251 respectively, consists of advance from directors and capital contribution.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2020.

Contractual Obligations

As of March 31, 2020, the Company’s subsidiary leased a farmland in Tangkak, Johor, Malaysia under an operating lease, which have a term of six years commencing from April 1, 2019 to March 31, 2025. As of March 31, 2020, the future minimum rental payments under these leases aggregate approximately $23,628 and are due as follows: 2020: $3,030; 2021: $4,172; 2022: $4,172; 2023: $4,172; 2024: $4,172; and 2025: $1,044.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 20, 2020

	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-