Form 10-Q
period 2020-06-30
United Royale Holdings Corp.
filed 2020-07-31
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2020

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, $.0001 par value	141,990,387

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,315	$63,839
Prepaid expenses	13,325	21,157
TOTAL CURRENT ASSETS	$19,640	$84,996

NON-CURRENT ASSETS
Plant and equipment, net	1,211	2,006
Biological assets	39,172	37,297
Operating lease right-of-use assets, net	17,164	19,563
TOTAL ASSETS	$77,187	$143,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$3,515	$20,698
Due to director	39,259	11,284
Operating lease liabilities, current portion	3,178	3,221
TOTAL CURRENT LIABILITIES	$45,952	$35,203
NON-CURRENT LIABILITIES
Operating lease liabilities, net of current portion	13,986	16,342
TOTAL LIABILITIES	$59,938	$51,545

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,990,387 shares as of June 30, 2020 and December 31, 2019	14,199	14,199
Additional paid-in capital	789,468	789,468
Accumulated other comprehensive income/(loss)	(1,903)	953
Accumulated deficit	(784,515)	(712,303)
TOTAL STOCKHOLDERS’ EQUITY	17,249	92,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,187	$143,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE	$-	-	$-	-

COST OF REVENUE	$-	-	$-	-

GROSS PROFIT	$-	-	$-	-

OPERATING EXPENSES:
General and administrative	$(23,855)	(66,906)	$(72,211)	(117,093)

LOSS FROM OPERATIONS	$(23,855)	(66,906)	$(72,211)	(117,093)

OTHER EXPENSE
Other income (expense), net	-	347	-	347

LOSS BEFORE INCOME TAX	(23,855)	(66,559)	(72,211)	(116,746)

INCOME TAX EXPENSE		-		-

NET LOSS	$(23,855)	(66,559)	$(72,211)	(116,746)

Other comprehensive loss:
- Foreign currency translation income (loss)	398	90	(2,856)	(29)
COMPREHENSIVE LOSS	(23,457)	(66,469)	(75,067)	(116,775)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,990,387	141,965,520	141,990,387	141,965,520

See accompanying notes to the unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Three and six months ended June 30, 2020 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2019 (audited)	141,990,387	$14,199	$789,468	$953	$(712,303)	$92,317
Net loss for the three months ended March 31, 2020	-	-	-	-	(48,357)	(48,357)
Foreign currency translation	-	-	-	(3,254)	-	(3,254)
Balance as of March 31, 2020 (Unaudited)	141,990,387	$14,199	$789,468	$(2,301)	$(760,660)	40,706
Net loss	-	-	-	-	(23,855)	(23,855)
Foreign currency translation	-	-	-	398	-	398
Balance as of June 30, 2020 (Unaudited)	141,965,520	$14,199	$789,468	$(1,903)	$(784,515)	$17,249

Three and six months ended June 30, 2019 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2018 (audited)	141,965,520	$14,197	$650,712	$(460)	$(450,568)	$213,881
Net loss	-	-	-	-	(50,187)	(50,187)
Foreign currency translation	-	-	-	(119)	-	(119)
Balance as of March 31, 2019 (Unaudited)	141,965,520	$14,197	$650,712	$(579)	$(500,755)	$163,575
Net loss	-	-	-	-	(66,559)	(66,559)
Foreign currency translation	-	-	-	90	-	90
Balance as of June 30, 2019 (Unaudited)	141,965,520	$14,197	$650,712	$(489)	$(567,314)	$97,106

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,211)	$(116,746)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	2,255	738

Changes in operating assets and liabilities:
Increase/ (Decrease) in accrued liabilities	(17,091)	(21,067)
Decrease/ (Increase) in prepaid expenses	7,798	(1,057)
Decrease in lease liabilities	(1,521)	-
Net cash flows used in operating activities	(80,770)	(138,132)
CASH FLOWS USED IN INVESTING ACTIVITIES:
(Increase)/ Decrease in biological assets	(4,522)	(6,866)
Net cash flows used in investing activities	(4,522)	(6,866)
CASH FLOWS FROM FINANCING ACTIVITIES
Advance from directors	27,987	12,148
Net cash provided by financing activities	27,987	12,148

Effect of exchange rate changes in cash and cash equivalents	(219)	(60)

Net changes in cash and cash equivalents	(57,524)	(132,910)
Cash and cash equivalents, beginning of period	63,839	261,930

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,315	$129,020

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$21,330	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

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

In the opinion of management, the balance sheet as of June 30, 2020 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2020, the Company incurred a net loss of $72,211 and used cash in operations of $80,770. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

COVID-19 outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30
	2020	2019
	(Unaudited)	(Unaudited)
Period-end MYR : US$1 exchange rate	4.28	4.13
Period-average MYR : US$1 exchange rate	4.26	4.11
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	PREPAID EXPENSES

The prepaid expenses as of June 30, 2020 included OTCQB annual fee of $6,000, deposit of $215 in transfer agent, deposit of $6,410 in the consulting service provider and $700 in our farmland provider, while the prepaid expenses as of December 31, 2019 included OTCQB annual fee of $12,000, deposit of $2,013 and $6,410 in transfer agent and our consultancy firm, and deposit of $734 in our farmland provider.

5.	PLANT AND EQUIPMENT, NET

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)
Computer and Software	$3,878	$3,878
Equipment	1,751	1,816
	5,629	5,694
Less: Accumulated Depreciation	(4,418)	(3,688)
Plant and equipment, net	$1,211	$2,006

The Company acquired computers and a software at $3,878 in 2017, and the accumulated depreciations as of June 30, 2020 and December 31, 2019 were $3,878 and $3,232 respectively.

The Company acquired Engine Pump at $1,816 in 2017. The accumulated depreciations as of June 30, 2020 and December 31, 2019 were $540 and $456 respectively.

The depreciation expense for June 30, 2020 and 2019 were $795 and $738 respectively.

6.	BIOLOGICAL ASSETS

Biological Assets of the Company comprise of agarwood sapling and plantation cost of agarwood.

The Company acquired the agarwood sapling at MYR98,800 (approximately $23,587) in 2017. The accumulated planation development costs incurred from commencement of planting of seedlings up to June 30, 2020 and December 31, 2019 were $39,172 and $37,297 respectively.

7.	AMOUNT DUE TO DIRECTOR

As of June 30, 2020, and December 31, 2019, our directors has loaned to the Company $39,259 and $11,284 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand. We performed the calculation of imputed interest and believed the imputed interest is not significant when compare to our balance sheet size and total expense, and as a result, we didn’t capture this figure into our financial statements.

8.	OPERATING LEASE

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six months ended June 30, 2020
(Unaudited)
Lease Cost
Operating lease cost (included in general and administrative expenses in the Company’s unaudited condensed statement of operations)	$2,113

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2020	$2,113
Remaining lease term – operating lease (in years)	4.75
Discount rate – operating lease	6.65%

As of June 30, 2020
(Unaudited)
Operating lease
Right-of-use assets, net	$17,164

Operating lease liabilities – current portion	3,178
Operating lease liabilities – non-current portion	13,986
Total operating lease liabilities	$17,164

Maturity of the Company’s lease liabilities are as follows:

Year Ending	Operating Lease
2020 (remaining 6 months)	$2,100
2021	4,201
2022	4,201
2023	4,201
2024	4,201
2025 (first 3 months of the fiscal year)	1,050
Total lease payments	$19,954
Less: Present value discount	(2,790)
Present value of lease liabilities	$17,164

Lease expenses were $2,113 during the six months ended June 30, 2020, and there was no rent incurred during the six months ended June 30, 2019.

9.	STOCKHOLDERS’ EQUITY

As of June 30, 2020, and December 31, 2019, there were 141,990,387 and 141,990,387 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2020.

10. SUBSEQUENT EVENTS

On March 16, 2020, Malaysia Prime Minister announced the implementation of Movement Control Order (“MCO”) under Control of Infectious Diseases Act 1988 and the Police Act 1967 to contain the spread of coronavirus disease 2019 (“COVID-19”). Pursuant to the declaration, initial phase of the MCO effectively take place from March 18, 2020 to March 31, 2020 for a period of 14 days, and subsequently extended to May 12, 2020 with three 14-day MCO extensions declared by Malaysia Prime Minister.

Pursuant to the MCO, all government and private premises except those involved in essential supply of goods and services such as water, electricity, energy, telecommunications, postal, transportation, irrigation, oil, gas, fuel, lubricants, broadcasting, finance, banking, health, pharmacy, fire, prison, port, airport, safety, defense, cleaning, retail and food supply should be closed.

On May 1, 2020, Malaysia Prime Minister announced that Conditional Movement Control Order (“CMCO”), a relaxation of MCO will replaced existing MCO on May 4, 2020 onwards and scheduled to expire on original 4th MCO expiration date, May 12, 2020. On May 10, 2020, Malaysia Prime Minister announced that the CMCO will be extended for a period of 4 weeks from May 13, 2020 until June 9, 2020.

On June 7, 2020, Malaysia Prime Minister announced that Recovery Movement Control Order (“RMCO”) would take place from June 10, 2020 to August 31, 2020, while preserving previous allowable economic activity, interstate travelling is now permissible.

The temporary close down does not have much impact on our current operation, because currently we are in the plantation progress of Aquilaria Subintegra trees and we expect the harvest will take place within future 4 years’ time. At this moment, the trees are located at Johor, Malaysia, with sufficient rainfall and sunlight for growing. We have already entered into operation to take care of those trees in our plantation site.

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

On April 1, 2019, the Company entered into an agarwood management agreement with Mr. Simone Yap Xin Wei for providing agarwood plantation management and farming operations in the farmland. The agreement is valid from April 1, 2019 to March 31, 2020, with monthly service fee of MYR2,640, equivalent to $639. Nevertheless the agreement was expired, we still work with Mr. Simon Yap Xin Wei currently for managing the agarwood plantation.

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

Results of Operation

For the three and six months ended June 30, 2020 and 2019

Revenues

We have not generated any revenue for the three and six months ended June 30, 2020 and 2019.

General and administrative expenses

We incurred a total of $23,855 and $72,211 general and administrative expenses during the three and six months ended June 30, 2020, while we incurred a total of $66,906 and $117,093 general and administrative expenses during the three and six months ended June 30, 2019 respectively. The general and administrative expenses are mainly comprised of salary, Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and Edgar Filing fee. The increase of general and administrative expenses is due to increase in salary expense and consulting fee.

Net loss

For the three and six months ended June 30, 2020 and 2019, we had generated no revenues. We incurred a total net loss of $23,855 and $72,211 for the three and six months ended June 30, 2020 respectively, while we incurred a total net loss of $66,559 and $116,746 for the three and six months ended June 30, 2019 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the six months ended June 30, 2020 and 2019, the cash flows used in operating activities was $80,770 and $138,132 respectively, consists of net loss and change in assets and liabilities.

Cash Used In Investing Activities

For the three months ended June 30, 2020 and 2019, the cash flows used in investing activities was $4,522 and $6,866 respectively, consists of accumulation of cost of biological assets.

Cash Provided By Financing Activities

For the three months ended June 30, 2020 and 2019, the cash flows provided by financial activities was $27,987 and $12,148 respectively, consists of advance from directors.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2020.

Contractual Obligations

As of June 30, 2020, the Company’s subsidiary leased a farmland in Tangkak, Johor, Malaysia under an operating lease, which have a term of six years commencing from April 1, 2019 to March 31, 2025. As of June 30, 2020, the future minimum rental payments under these leases aggregate approximately $19,954 and are due as follows: 2020: $2,100; 2021: $4,201; 2022: $4,201; 2023: $4,201; 2024: $4,201; and 2025: $1,050.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 31, 2020

	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-