Form 10-Q
period 2020-09-30
United Royale Holdings Corp.
filed 2020-11-13
CIK 1652842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2020

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2020
Common Stock, $.0001 par value	141,990,387

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,706	$63,839
Prepaid expenses	10,198	21,157
TOTAL CURRENT ASSETS	$17,904	$84,996

NON-CURRENT ASSETS
Plant and equipment, net	1,203	2,006
Biological assets	41,035	37,297
Operating lease right-of-use assets, net	-	19,563
TOTAL ASSETS	$60,142	$143,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$13,303	$20,698
Due to director	45,887	11,284
Operating lease liabilities, current portion	-	3,221
TOTAL CURRENT LIABILITIES	$59,190	$35,203
NON-CURRENT LIABILITIES
Operating lease liabilities, net of current portion	-	16,342
TOTAL LIABILITIES	$59,190	$51,545

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,990,387 shares as of September 30, 2020 and December 31, 2019	14,199	14,199
Additional paid-in capital	789,468	789,468
Accumulated other comprehensive income/(loss)	(94)	953
Accumulated deficit	(802,621)	(712,303)
TOTAL STOCKHOLDERS’ EQUITY	952	92,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,142	$143,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
REVENUE	$-	-	$-	-

COST OF REVENUE	$-	-	$-	-

GROSS PROFIT	$-	-	$-	-

OPERATING EXPENSES:
General and administrative	$(18,106)	(67,730)	$(90,317)	(184,824)

LOSS FROM OPERATIONS	$(18,106)	(67,730)	$(90,317)	(184,824)

OTHER EXPENSE
Other income (expense), net	-	1	-	349

LOSS BEFORE INCOME TAX	(18,106)	(67,729)	(90,317)	(184,475)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(18,106)	(67,729)	$(90,317)	(184,475)

Other comprehensive loss:
- Foreign currency translation income (loss)	1,809	156	(1,046)	128
COMPREHENSIVE LOSS	(16,297)	(67,573)	(91,363)	(184,347)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,990,387	141,965,520	141,990,387	141,965,520

See accompanying notes to the unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Three and nine months ended September 30, 2020 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2019 (audited)	141,990,387	$14,199	$789,468	$953	$(712,303)	$92,317
Net loss for the three months ended March 31, 2020	-	-	-	-	(48,357)	(48,357)
Foreign currency translation	-	-	-	(3,254)	-	(3,254)
Balance as of March 31, 2020 (Unaudited)	141,990,387	$14,199	$789,468	$(2,301)	$(760,660)	40,706
Net loss for three months ended June 30, 2020	-	-	-	-	(23,855)	(23,855)
Foreign currency translation	-	-	-	398	-	398
Balance as of June 30, 2020 (Unaudited)	141,990,387	$14,199	$789,468	$(1,903)	$(784,515)	$17,249
Net loss for three months ended September 30, 2020	-	-	-	-	(18,106)	(18,106)
Foreign currency translation	-	-	-	1,809	-	1,809
Balance as of September 30, 2020 (Unaudited)	141,990,387	$14,199	$789,468	$(94)	$(802,621)	952

Three and nine months ended September 30, 2019 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balance as of December 31, 2018 (audited)	141,965,520	$14,197	$650,712	$(460)	$(450,568)	$213,881
Net loss for three months ended March 31, 2019	-	-	-	-	(50,187)	(50,187)
Foreign currency translation	-	-	-	(119)	-	(119)
Balance as of March 31, 2019 (Unaudited)	141,965,520	$14,197	$650,712	$(579)	$(500,755)	$163,575
Net loss for the three months ended June 30, 2019	-	-	-	-	(66,559)	(66,559)
Foreign currency translation	-	-	-	90	-	90
Balance as of June 30, 2019 (Unaudited)	141,965,520	$14,197	$650,712	$(489)	$(567,314)	$97,106
Net loss for the three months ended September 30, 2019	-	-	-	-	(67,729)	(67,729)
Foreign currency translation	-	-	-	156	-	156
Balance as of September 30, 2019 (Unaudited)	141,965,520	$14,197	$650,712	$(333)	$(635,043)	29,533

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,317)	$(184,475)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	2,569	2,597
Increase in lease liabilities	-	(1,491)
Changes in operating assets and liabilities:
Increase/ (Decrease) in accrued liabilities	(7,365)	(20,892)
Decrease/ (Increase) in prepaid expenses	10,947	(104)
Decrease in lease liabilities	(1,790)	-
Net cash flows used in operating activities	(85,956)	(204,365)
CASH FLOWS USED IN INVESTING ACTIVITIES:
(Increase)/ Decrease in biological assets	(4,548)	(8,076)
Net cash flows used in investing activities	(4,548)	(8,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Advance from directors	34,557	12,734
Net cash provided by financing activities	34,557	12,734

Effect of exchange rate changes in cash and cash equivalents	(186)	(45)

Net changes in cash and cash equivalents	(56,133)	(199,752)
Cash and cash equivalents, beginning of period	63,839	261,930

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,706	$62,178

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$21,330	$21,330
Reversal Adjustment for operating lease right-of-use and operating lease obligation	$17,105	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

In the opinion of management, the balance sheet as of September 30, 2020 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

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

On September 30, 2018, the Company and Mr. CHEN Zheru, representing the sole shareholder of IV Enterprises Development Limited, a Seychelles corporation (“IVED”), entered into a Sale and Purchase Agreement, pursuant to which the Company acquired 100% (one hundred percent) of the shareholding of IVED. IVED provides tree nurseries, including planting, cultivation and inoculation services through its wholly-owned subsidiary, Oudh Tech Sdn Bhd, in Malaysia. The acquisition was completed on September 30, 2018.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2020, the Company incurred a net loss of $90,317 and used cash in operations of $85,956. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our deposit in Malaysia is currently deposit in Malayan Banking Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $60,167, if the aforementioned banks fails.

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

Since August 1, 2020, the Company has stopped to accumulate the plantation cost of agarwood pursuant to the Inoculation Harvesting and Acquisition Agreement signed with Dadvance Agarwood Solutions Sdn. Bhd.

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30
	2020	2019
	(Unaudited)	(Unaudited)
Period-end MYR : US$1 exchange rate	4.15	4.19
Period-average MYR : US$1 exchange rate	4.23	4.13
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

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

On August 1, 2020, the tenancy agreement was transferred to Dadvance Agarwood Solutions Sdn Bhd. And the Company was no longer liable or responsible for the tenancy agreement since August 1, 2020, and the operating lease right-of-use and lease liabilities were offset on August 1, 2020.

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

The prepaid expenses as of September 30, 2020 included OTCQB annual fee of $3,000, deposit of $66 in transfer agent, deposit of $6,410 in the consulting service provider, and deposit of $722 in our farmland provider, while the prepaid expenses as of December 31, 2019 included OTCQB annual fee of $12,000, deposit of $2,013 and $6,410 in transfer agent and our consultancy firm, and deposit of $734 in our farmland provider.

5.	PLANT AND EQUIPMENT, NET

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
Computer and Software	$3,878	$3,878
Equipment	1,751	1,816
	5,629	5,694
Less: Accumulated Depreciation	(4,426)	(3,688)
Plant and equipment, net	$1,203	$2,006

The Company acquired computers and a software at $3,878 in 2017, and the accumulated depreciations as of September 30, 2020 and December 31, 2019 were $3,878 and $3,232 respectively.

The Company acquired Engine Pump at $1,816 in 2017. The accumulated depreciations as of September 30, 2020 and December 31, 2019 were $548 and $456 respectively.

The depreciation expense for September 30, 2020 and 2019 were $795 and $1,106 respectively.

6.	BIOLOGICAL ASSETS

Biological Assets of the Company comprise of agarwood sapling and plantation cost of agarwood.

The Company acquired the agarwood sapling at MYR98,800 (approximately $23,587) in 2017. The accumulated planation development costs incurred from commencement of planting of seedlings up to September 30, 2020 and December 31, 2019 were $41,035 and $37,297 respectively.

The company would no longer accumulate the cost into biological assets after signing Inoculation Harvesting and Acquisition Agreement with Dadvance Agarwood Solutions Sdn. Bhd on August 1, 2020. The biological assets are expected to be harvested within 3 years, and the Company is entitled to 20% from the Agarwood proceeds as revenue.

7.	AMOUNT DUE TO DIRECTOR

As of September 30, 2020, and December 31, 2019, our directors has loaned to the Company $45,887 and $11,284 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand. We performed the calculation of imputed interest and believed the imputed interest is not significant when compare to our balance sheet size and total expense, and as a result, we didn’t capture this figure into our financial statements.

8.	OPERATING LEASE

The Company has an operating lease agreement for a farmland since April 1, 2019. The Company does not have any other leases. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

On August 1, 2020, the Company entered into an Inoculation Harvesting and Acquisition Agreement (the “Acquisition Agreement”), to transfer the farmland tenancy agreement to Dadvance Agarwood Solutions Sdn. Bhd. After August 1, 2020, the Company was no longer liable or responsible for the farmland tenancy agreement with Halaman Girang Sdn. Bhd. On August 1, 2020, the operating lease right-of-use (“ROU”) assets and liabilities were off-set due to the transfer of ownership of the lease agreement.

Lease expenses were $2,479 during the nine months ended September 30, 2020, and $2,177 incurred during the nine months ended September 30, 2019.

9.	STOCKHOLDERS’ EQUITY

As of September 30, 2020, and December 31, 2019, there were 141,990,387 and 141,990,387 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2020.

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

Due to the Coronavirus outbreak since December, 2019, Malaysia government declared a Movement Control Order from March 18, 2020 to December 31, 2020. The temporary close down does not have much impact on our current operation, because currently we are in the plantation progress of Aquilaria Subintegra trees and we expect the harvest will take place within future 4 years’ time. At this moment, the trees are located at Johor, Malaysia, with sufficient rainfall and sunlight for growing. Once the Movement Control Order is expired or not extended, we will collaborate with our service provider to performance the maintenance work of the farmland.

Results of Operation

For the three and nine months ended September 30, 2020 and 2019

Revenues

We have not generated any revenue for the three and nine months ended September 30, 2020 and 2019.

General and administrative expenses

We incurred a total of $18,106 and $90,317 general and administrative expenses during the three and nine months ended September 30, 2020, while we incurred a total of $67,730 and $184,824 general and administrative expenses during the three and nine months ended September 30, 2019 respectively. The general and administrative expenses are mainly comprised of salary, Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and Edgar Filing fee. The decrease of general and administrative expenses is due to decrease in salary expense and consulting fee.

Net loss

For the three and nine months ended September 30, 2020 and 2019, we had generated no revenues. We incurred a total net loss of $18,106 and $90,317 for the three and nine months ended September 30, 2020, while we total net loss of $67,729 and $184,475 for the three and nine months ended September 30, 2019 respectively.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the nine months ended September 30, 2020 and 2019, the cash flows used in operating activities was $85,956 and $204,365 respectively, consists of net loss and change in assets and liabilities.

Cash Used In Investing Activities

For the nine months ended September 30, 2020 and 2019, the cash flows used in investing activities was $4,548 and $8,076 respectively, consists of accumulation of cost of biological assets.

Cash Provided By Financing Activities

For the nine months ended September 30, 2020 and 2019, the cash flows provided by financial activities was $34,557 and $12,734 respectively, consists of advance from directors.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2020.

Contractual Obligations

After August 1, 2020, the Company has no other contractual obligation after transfer the ownership of the farmland tenancy agreement to Dadvance Agarwood Solutions Sdn. Bhd.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2020

	By:	/s/ Teoh Kooi Sooi
	Title:	Chief Executive Officer, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

-8-