Form 10-K
period 2020-12-31
United Royale Holdings Corp.
filed 2021-03-29
CIK 1652842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2020

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

[  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of June 30, 2020, there were 94,586,467 shares of the registrant’s Common Stock issued and outstanding held by affiliate and the aggregate market value of voting and non-voting common equity held by non-affiliate were $199,096,464 and $199,096,464 respectively.

As of March 29, 2021, there were 141,990,387 shares of the registrant’s Common Stock issued and outstanding.

United Royale Holdings Corp

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

Description of Business

We currently have four employees including our Chief Executive Officer (CEO) and Director. Our CEO, Mr. Teoh has substantial experience with, and knowledge of, Agarwood plantation management and inoculation skills, and is responsible for training any new employees and overseeing anticipated expansion plans of hiring new employees in the future. Our Officers and Directors spend on our business up to an aggregate of 40 hours per week but are prepared to devote more time if necessary.

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

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$6.05	$2.40
Second Quarter	$5.20	$2.40
Third Quarter	$6.50	$4.20
Fourth Quarter	$6.50	$1.80

Fiscal Year 2019	High Bid	Low Bid
First Quarter	$5.01	$4.58
Second Quarter	$5.20	$5.03
Third Quarter	$5.48	$5.20
Fourth Quarter	$6.03	$4.00

We have issued 141,990,387 shares of our common stock since our inception on June 23, 2015. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of March 29, 2021, we have 588 shareholders of record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Securities Transfer Corporation, with an address at 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093 United States and telephone number is +1 (469) 633-0101.

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

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2020 or 2019. We have not paid any cash dividends since June 23, 2015 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Nil in Fiscal Year 2020.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2020.

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

It is worth highlighting that, on March 16, 2020, Malaysia Prime Minister announced the implementation of Movement Control Order (“MCO”) under Control of Infectious Diseases Act 1988 and the Police Act 1967 to contain the spread of coronavirus disease 2019 (“COVID-19”). Pursuant to the declaration, initial phase of the MCO effectively took place from March 18, 2020 to March 31, 2020 for a period of 14 days, and was subsequently extended to May 12, 2020 with three 14-day MCO extensions declared by the Malaysia Prime Minister.

Pursuant to the MCO, all government and private premises except those involved in essential supply of goods and services such as water, electricity, energy, telecommunications, postal, transportation, irrigation, oil, gas, fuel, lubricants, broadcasting, finance, banking, health, pharmacy, fire, prison, port, airport, safety, defense, cleaning, retail and food supply should be closed.

On May 1, 2020, Malaysia Prime Minister announced that Conditional Movement Control Order (“CMCO”), a relaxation of MCO replaced existing MCO on May 4, 2020 onwards and was scheduled to expire on the original 4th MCO expiration date of May 12, 2020. On May 10, 2020, Malaysia Prime Minister announced that the CMCO will be extended for a period of 4 weeks from May 13, 2020 until June 9, 2020.

Pursuant to CMCO, most economic sectors and activities are allowed to operate while observing the business standard operation procedures such as in our case social distancing and recording the names and telephone numbers of customers and the dates of their visit.

On June 7, 2020, Malaysia Prime Minister announced that Recovery Movement Control Order (“RMCO”) would take place from June 10, 2020 to August 31, 2020, while preserving previous allowable economic activity, interstate travelling is now permissible.

On August 1, 2020, the tenancy agreement was transferred to Dadvance Agarwood Solutions Sdn Bhd. Thereafter the Company was no longer liable or responsible for the tenancy agreement since August 1, 2020, and the operating lease right-of-use and lease liabilities were offset on August 1, 2020.

On January 11 2021, Prime Minister of Malaysia Muhyiddin Yassin announced that Movement Control Order restrictions would be re-introduced to the states of Malacca, Johor, Penang, Selangor, Sabah and the federal territories of Kuala Lumpur (which the Company restaurants are operating within), Putrajaya, and Labuan from January 13, 2021 to February 4, 2021 for a period of three weeks due to increase in daily COVID-19 infection cases. Restriction of Movement Control Order as following:

●	Banning travel between states and districts;
●	Limiting travel 10km away from homes;
●	Stay at home orders;
●	Only allowing two people per household to travel in cars and buy groceries;
●	Banning social gatherings including weddings, seminars, and sports;
●	Eateries and hawker stalls can only provide takeaway services and deliveries;
●	Only five essential economic sectors allowed to operate: manufacturing, construction, services (including supermarkets, banks and health services), trade and distribution and plantations;
●	Outdoor recreational activities limited to people from the same household;
●	Non-essential workers to work from home; and
●	Five person limit at mosques and other places of worship.

The temporary close down does not have much impact on our current operation, because currently we are in the plantation progress of Aquilaria Subintegra trees and we expect the harvest will take place within 4 years’ time. At this moment, the trees are located at Johor, Malaysia, with sufficient rainfall and sunlight for growing. Once the Movement Control Order is expired or not extended, we will collaborate with our service provider to perform the maintenance work of the farmland.

Results of Operations

For the year ended December 31, 2020 and December 31, 2019

Revenue

We have not earned any revenues for the years ended December 31, 2020 and 2019.

General and administrative expenses

We incurred a total of $127,068 general and administrative expenses for the year ended December 31, 2020, while we incurred a total of $262,161 general and administrative expenses for the year ended December 31, 2019. The general and administrative expenses are mainly comprised of impairment loss, audit fee, professional fee, salary, transfer agent fee and Edgar Filing fee.

Net Loss

The net loss for the year ended December 31, 2020 and December 31, 2019 were $127,068 and $262,161 respectively, based on the increase in general and administrative expenses.

Liquidity and Capital Resources and Cash Requirements

As of December 31, 2020, the Company had cash of $6,731 as compared to cash of $63,839 as of December 31, 2019. The Company had a negative working capital of $75,919 as of December 31, 2020 when compared to positive working capital of $49,793 as of December 31, 2019.

Cash Used In Operating Activities

During the year ended December 31, 2020, the cash flows used in operating activities was $106,825 mainly due to the result of net loss.

During the year ended December 31, 2019, the cash flows used in operating activities was $272,227. Our net loss for the period, increase in prepayments and decrease in accrual liabilities were the reasons for our negative operating cash flow.

Cash Used In Investing Activities

During the year ended December 31, 2020, the cash flows used in investing activities was $4,589, as the Company invested certain cash into maintenance of the farmland during the year of 2020.

Since August 1, 2020, the Company has stopped accumulating the plantation cost of agarwood pursuant to the Inoculation Harvesting and Acquisition Agreement signed with Dadvance Agarwood Solutions Sdn. Bhd.

During the year ended December 31, 2019, the cash flows used in investing activities was $10,396, as the Company invested certain cash into maintenance of the farmland during the year of 2019.

Cash Provided by Financing Activities

During the year ended December 31, 2020, the net cash provided by financing activities was $54,443, the major inflow were the director’s loan.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2020, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2020 and 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

In both fiscal years 2020 and 2019, we tried to seek an independent director who would undertake the oversight in the establishment and monitoring of required internal control and procedures, however, due to costing issue and geographical restriction, several candidates turned us down. On top of this, the outbreak of COVID-19 also affected our plan for seeking candidates for our independent directors.

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

Changes in Internal Control over Financial Reporting

There were no change in our internal control over financial reporting for the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Officers
Teoh Kooi Sooi	36	Treasurer, Chief Executive Officer, Director
Jaya C Rajamanickam	53	President
Feliana Binti Johny	25	Secretary
David Edwin Evans	57	Chief Operating officer
Liao Lin	45	Chief Sales Officer
Li Gongming	42	Director
Soh Khay Wee	50	Director

Teoh Kooi Sooi- Chief Executive officer, President, Treasurer, Director

Mr. Teoh Kooi Sooi, age 36, graduated from University Utara Malaysia with a bachelor’s degree in multimedia major. In 2008, he started his career as a marketing & sales manager. His main job responsibilities included business development as well as building and maintaining customer relationships. Subsequently, Mr. Teoh was appointed as a director of Multi Agro Tech Sdn Bhd Company in Jun 2010 and ceased to hold any position in January 2017.

Mr. Teoh’s experience with business development and director experience has led to his appointment as Chief Executive Officer, Treasurer and Director.

Jaya C Rajamanickam - President

Ms. Jaya C Rajamanickam, age 53, graduated from the University of Technology Malaysia (UTM) with a Bachelor Degree in Human Resource Development in 2008 and further obtain a Master Degree in Agricultural Engineer in 2011. Upon the graduation, Ms. Rajamanickam started working as a researcher in Global Resources Sdn Bhd from 2011 to 2013. Ms. Rajamanickam performed primary and secondary research on optimal benefits package for agarwood medium – big size plantation. From 2013 to 2015, Ms. Rajamanickam worked as a technology researcher in Agriculture in Agriculture & Environmental Techonologies Sdn Bhd. Besides conducting the market search for Malaysia agriculture sector, Ms. Rajamanickam was also responsible for the marketing strategy and presentation to clients and government body. From 2015-2017, Ms. Rajamanickam worked at Agarwood Management Services Sdn Bhd as a project manager and research analyst to oversee agarwood plantation sites and handle daily operational activities.

Ms. Rajamanickam’s experience in the agricultural industry has led the Board of Director to reach the conclusion that she should serve as President of the Company.

Feliana Binti Johny - Secretary

Ms. Feliana Binti Johny, age 25, graduated from the Universiti Tunku Abdul Rahman (UTAR) with a Bachelor Degree in Actuarial Science in 2017. Upon graduation in 2017, Ms. Johny started working as a credit analyst in Alliance Bank Malaysia Berhad. Ms. Johny analyzed the financial and credit information of the clients in order to determine risks prior to granting loans to SME companies from various industries. Ms. Johny conducted reviews on existing clients and identified weak credits for proactive remedial actions. Occasionally, Ms. Johny also conducted trade references and site visits to the clients in order to have a better understand on the business activities and operations.

Ms. Johny’s experience in the credit and risk assessment has led the Board of Director to reach the conclusion that he should serve as Secretary of the Company.

David Edwin Evans – Chief Operating Officer

Mr. David Edwin Evans, age 57, graduated from Tampa College, currently known as Everest University, with a bachelor’s degree in business management and master’s degree in Business Administration in 1987 and 1989 respectively, and in 2014, he further obtained a Doctor Degree in Management from Build Bright University in Cambodia. From January 2010 to September 2018, Mr. Evans worked as a vice president in Tech Actions Services, Kuala Lumpur, Malaysia. He was responsible for the product development in business consulting services, branding, and marketing. Furthermore, he managed customer relationships and performed as a one of the major communication channels between foreign distributors and local sales and marketing teams. Within this period, he developed his network in different business areas and obtained his doctoral degree in Build Bright University. Starting from October 2018, Mr. Evans joined United Royale Holdings Corp as a Chief Operating Officer, and handled the plantation and production of agarwood, communication with distribution channels and research and development part for improving output of agarwood.

Mr. Evan’s experience in the sales and distribution, together with his personal network, has led the Board of Director to reach the conclusion that he should serve as Chief Operating Officer of the Company.

Liao Lin – Chief Sales Officer

Mr. Liao Lin, age 45, graduated from Fujian Academy of Science with a professional certificate in computer science and engineering in January 2004 and Xiemen University with a bachelor’s degree in Accounting in December 2004. Mr. Liao worked as a financial investment consultant in Hong Kong Hantec Group from February 2008 to March 2016, who evaluated and made key investment decision across the Asia region and western countries by analyzing the economy outlook of specific region, industry and corporate forecasts. Furthermore, he engaged with corporate clientele executives in broader organizational strategic planning and implemented the strategic plans with the clients. From July 2016 to March 2017, Mr. Liao served as a secretary to the board of directors in Fujian Mielefu Culture Communication Co. Ltd. He was responsible for developing business cases and strategic options based on industry insights, internal capabilities, financial models, and internal-rate-of-return analysis to support planning initiatives to present to the board of directors. He also oversaw all audit and internal control operations in his capacity at Fujian Mielefu Culture Communication Co. Ltd and reported his findings to the board of directors with possible solutions to the internal control deficiencies. From April 2017 to September 2018, Mr. Liao worked as an independent consultant for different companies. Since October 2018, he has been the Chief Sales Officer of the Company.

Mr. Liao’s experience in the consulting and financial analysis, has led the Board of Director to reach a conclusion that he should serve as a Chief Sales Officer of the Company.

Li Gongming – Director

Mr. Li Gongming, age 42, graduated from the Jiangxi University of Finance and Econmics with a Bachelor Degree in International Accounting in 1999 and further obtained a professional certificate in Accounting and Auditing from Shanghai University of Finance and Economics in 2003. Upon graduation, Mr. Li started working as a stock analyst in Southwest Securities International Securities Limited from March 2003 to December 2003. Mr. Li worked in Wenzhou Dingsheng Asset Management Company Limited as a general management to oversee the whole operation of the asset management team, perform sorting of investment targets, attract investors and report performance to the top management, from February 2004 to August 2008. And from September 2008 to December 2016, he worked as a general manager of Wenzhou Wangsheng Asset Management Company Limited performing similar duties as his previous job. Since 2017, he has worked as an independent consultant of United Royale Holdings Corp, and he was appointed as a director on November 30, 2018.

Mr. Li’s experience in the financial industry and understanding of the Company has led the Board of Director to reach the conclusion that he should serve as director of the Company.

Soh Khay Wee – Director

Mr. Soh Khay Wee, age 50, graduated from the Swansea Institute of Higher Education, Wales, U.K., with a Postgraduate Diploma in marketing management in 1995 and further obtained a Master in Business Administration from University of Hull U.K. in 1996. Mr. Soh has started being a director of Omega Project Management Sdn. Bhd., which is involved in agricultural manpower and staffing field in Malaysia. His major responsibilities include to make company decision to align with company goals and objectives, organize and manage sales team on farm equipment, crops and agricultural products. Furthermore, he communicates with Southeast Asian agricultural industry leaders on farmland creation and projects management, and ensures the projects comply with different regulations in different jurisdictions on health and safety standards. On June 12, 2019, he has been appointed as a director.

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

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers from January 1, 2019 to December 31, 2020:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Teoh Kooi Sooi Director, Chief Executive Officer,	January 1 2019 to December 31, 2019	60,000	0	0	0	60,000
Principal Financial Officer and Treasurer	January 1 2020 to December 31, 2020	18,101	0	0	729	18,830

Jaya C Rajamanickam President	January 1 2019 to December 31, 2019	0	0	0	0	0
	January 1 2020 to December 31, 2020	0	0	0	0	0

Feliana Binti Johny Secretary	January 1 2019 to December 31, 2019	0	0	0	0	0
	January 1 2020 to December 31, 2020	0	0	0	0	0

David Edwin Evans Chief Operating Officer	January 1 2019 to December 31, 2019	0	0	0	0	0
	January 1 2020 to December 31, 2020	0	0	0	0	0

Liao Lin Chief Sales Officer	January 1 2019 to December 31, 2019	0	0	0	0	0
	January 1 2020 to December 31, 2020	0	0	0	0	0

Li Gongming Director	January 1 2019 to December 31, 2019	60,000	0	0	0	60,000
	January 1 2020 to December 31, 2020	10,000	0	0	0	10,000

Soh Khay Wee* Director	January 1 2019 to December 31, 2019	0	0	0	0	0
	January 1 2020 to December 31, 2020	0	0	0	0	0

* Appointed as of June 12, 2019

The employment agreements between the company and Mr. Teoh Kooi Sooi, our CEO and Mr. Li Gongming, our director were suspended on March 1, 2020 since the COVID-19 outbreak. The purpose was to retain the cash level in the Company. While Mr. Teoh has started to obtain salary of $2,025 from our wholly-owned subsidiary, Oudh Tech Sdn. Bhd, since September 1, 2020.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Teoh Kooi Sooi	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Li Gongming	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Soh Khay Wee	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The employment agreement between the company and Li Gongming, our director was suspended on March 1, 2020 since the COVID-19 outbreak. The purpose was to retain the cash level in the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2020 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Business Address of Shareholders (1)	Amount and Nature of Shareholders Ownership (2)	Percent of Outstanding Shares of Common Stock (3)
TEOH KOOI SOOI (i),(ii),(iii)	10,024,867	7.06%

BOSY HOLDINGS LIMITED(i)	78,415,000	55.23%

LI GONGMING (i),(ii),(iii)	6,041,500	4.25%

LIAO LIN (i), (iii)	102,500	0.07%

JAYA C RAJAMANICKAM (iii)	0	0.00%

DAVID EDWIN EVANS (iii)	2,500	0.00%

SOH KHAY WEE (ii)	2,500	0.00%

FELIANA BINTI JOHNY (iii)	0	0.00%

DUDE BUSINESS CONSULTANTS LIMITED (i)	7,111,000	5.01%

ASIA-CAPITAL STRATEGY SPC (i)	7,136,000	5.03%

All of the officers and directors as a group (seven people) (iv)	94,588,867	66.61%

(1)

The address of each officer and director is Room 405, 4/F, Energy Plaza, 92 Granville Road, Tsim Sha Tsui, Kowloon, Hong Kong.

The address of Dude Business Consultants Limited is Room 1203, 12/F, Hip Kwan Commercial Building, 38 Pitt Street, Hong Kong.

The address of Asia-Capital Strategy SPC is Floor 4, Willow House Cricket Square, Grand Cayman KY1-9010 Cayman Islands.

(2)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2020, there were 141,990,387 shares of our common stock issued and outstanding.

(3)	Bosy Holdings Limited is a Seychelles company which is wholly owned by our director, Mr. Li Gongming.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the year ended December 31, 2020, the Company paid $18,830 and $10,000 to Mr. Teoh Kooi Sooi and Mr. Gongming, our CEO and Director, as their remunerations of the capacities they held in the Company respectively.

As of December 31, 2020, our Chief Executive Officer, Mr. Teoh had loaned $59,197 to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

As of December 31, 2020, our Director, Mr. Li Gongming had loaned $6,731 to the Company to provide working capital for its business operations. The loan in unsecured, non-interesting bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal years ended December 31, 2020 and 2019. On March 31, 2020, we have engaged Zia Masood Kiani & Co as the Company’s principal accountant and dismissed TAAD LLP from that role. The accounting fees and services charged by Zia Masood Kiani & Co and TAAD, LLP for 2020 and 2019 are shown separately in the following table.

Zia Masood Kiani & Co

ACCOUNTING FEES AND SERVICES	2020	2019

Audit fees	$10,000	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$10,000	$-

TAAD LLP

ACCOUNTING FEES AND SERVICES	2020	2019

Audit fees	$-	$33,000
Audit-related fees	5,000	-
Tax fees	-	3,600
All other fees	-	-

Total	$5,000	$36,600

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. During the years ended December 31, 2020 and 2019, the financial statements of the Company were audited by Zia Masood Kiani & Co and TAAD LLP respectively.

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

UNITED ROYALE HOLDINGS CORP.

Date: March 29, 2021	By:	/s/ TEOH KOOI SOOI
Teoh Kooi Sooi Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TEOH KOOI SOOI	Chief Executive Officer, President, Treasurer and Director	March 29, 2021
TEOH KOOI SOOI	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

UNITED ROYALE HOLDINGS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of United Royale Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of United Royale Holdings Corp. (“the Company”) as of December 31, 2020, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2020 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of December 31, 2019, were audited by other auditors whose report dated March 30, 2020, expressed an unqualified opinion on those statements.

Material Uncertainty Relating to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Zia Masood Kiani & Co.
Zia Masood Kiani & Co.(Chartered Accountants)
We have served as the Company’s auditor since 2020.
Islamabad, Pakistan
Date: March 26, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

United Royale Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Royale Holdings Corp. (the “Company”) as of December 31, 2019, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ TAAD LLP

We served as the Company’s auditor from 2018 to 2020.

Diamond Bar, California

March 20, 2020

UNITED ROYALE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of December 31, 2020	As of December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,731	$63,839
Prepaid expenses	21,756	21,157
TOTAL CURRENT ASSETS	$28,487	$84,996

NON-CURRENT ASSETS
Plant and equipment, net	1,196	2,006
Biological assets	40,495	37,297
Operating lease right-of-use assets, net	-	19,563
TOTAL NON-CURRENT ASSETS
TOTAL ASSETS	$70,178	$143,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$38,477	$20,698
Due to director	65,928	11,284
Operating lease liabilities, current portion	-	3,221
TOTAL CURRENT LIABILITIES	$104,405	$35,203

NON-CURRENT LIABILITIES
Operating lease liabilities, net of current portion	-	16,342
TOTAL LIABILITIES	$104,405	$51,545

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	-	-
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,990,387 shares as of December 31, 2020 and 2019	14,199	14,199
Additional paid-in capital	789,468	789,468
Accumulated other comprehensive income	1,477	953
Accumulated deficit	(839,371)	(712,303)
TOTAL STOCKHOLDERS’ EQUITY	(34,227)	92,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,178	$143,862

The accompanying notes are an integral part of these audited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Years Ended, December 31
	2020	2019
REVENUE	$-	-

COST OF REVENUE	$-	-

GROSS PROFIT	$-	-

OPERATING EXPENSES:
General and administrative	$(127,068)	(262,161)

LOSS FROM OPERATIONS	$(127,068)	(262,161)

OTHER EXPENSE
Other income, net	-	426

LOSS BEFORE INCOME TAX	(127,068)	(261,735)

INCOME TAX EXPENSE	-	-

NET LOSS	$(127,068)	(261,735)

Other comprehensive loss:
- Foreign currency translation income	524	1,413
TOTAL COMPREHENSIVE LOSS	(126,544)	(260,322)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,990,387	141,968,041

See accompanying notes to the audited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
	Number of Shares	Amount
Balance as of December 31, 2018	141,965,520	$14,197	$650,712	$(460)	$(450,568)	$213,881
Issuance on November 25, 2019 in cash	11,562	1	64,515	-	-	64,516
Issuance on November 25, 2019 from conversion of related party loan	13,305	1	74,241	-	-	74,242
Comprehensive loss for the year 2019	-	-	-	1,413	(261,735)	(260,322)
Balance as of December 31, 2019	141,990,387	$14,199	$789,468	953	$(712,303)	$92,317
Comprehensive loss for the year 2020	-	-	-	524	(127,068)	(126,544)
Balance as of December 31, 2020	141,990,387	14,199	789,468	1,477	(839,371)	(34,227)

The accompanying notes are an integral part of these audited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(127,068)	$(261,735)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	2,631	3,727
Impairment on biological assets	2,570	2,367

Changes in operating assets and liabilities:
Increase/(Decrease) in accrued liabilities	17,435	(7,115)
Decrease/(Increase) in prepaid expenses	(587)	(7,218)
Increase in lease liabilities	(1,806)	(2,253)
Net cash flows used in operating activities	(106,825)	(272,227)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of biological assets	(4,589)	(10,396)
Net cash flows used in investing activities	(4,589)	(10,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contribution	-	64,516
Advance from directors	54,443	19,973
Net cash provided by financing activities	54,443	84,489

Effect of exchange rate changes in cash and cash equivalents	(137)	43

Net changes in cash and cash equivalents	(57,108)	(198,091)
Cash and cash equivalents, beginning of period	63,839	261,930

CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$6,731	$63,839

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Share issuance from conversion of related party loan	$-	$74,242
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$-	$21,330

The accompanying notes are an integral part of these audited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2020, the Company incurred a net loss of $127,068 and used cash in operating activities of $106,825. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Our deposit in Hong Kong is currently deposit in HSBC Hong Kong, and there is a Deposit Protection Scheme protects our eligible deposits held with bank in Hong Kong which is members of the Scheme. The scheme will pay us a compensation up to a limit of HKD500,000, which is equivalent to $64,516, if HSBC Hong Kong fails.

Our deposit in Malaysia is currently deposit in Malayan Banking Berhad, and there is a Perbadanan Insurans Deposit Malaysia protects our eligible deposits held with bank in Malaysia which is members of the Scheme. The scheme will pay a compensation up to a limit of Malaysia Ringgit (“MYR”) 250,000 per deposit per member bank, which is equivalent to $62,152, if the Malayan Banking Berhad fails.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Computer and Software	3 years
Equipment	10 years

All computer and software were fully depreciated as of June 30, 2020. Expenditures for maintenance and repairs will be expensed as incurred.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Translation of amounts from the local currencies of the Company into US$ has been made at the following exchange rates for the respective periods:

	As of and for the year ended December 31,
	2020	2019
Period-end MYR : US$1 exchange rate	4.02	4.09
Period-average MYR : US$1 exchange rate	4.20	4.14
Period-end / average HK$ : US$1 exchange rate	7.75	7.75

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	PREPAID EXPENSES

	As of December 31, 2020	As of December 31, 2019
OTCQB annual fee prepayment	$14,000	$12,000
Transfer agent fee prepayment	600	2,013
Consultant retainer	6,410	6,410
Farm deposit	746	734
Total prepaid expenses	21,756	21,157

The prepaid expenses as of December 31, 2020 included OTCQB annual fee of $14,000, and deposit of $600 and $6,410 in transfer agent and our consultancy firm respectively, while the prepaid expenses as of December 31, 2019 included OTCQB annual fee of $12,000, and deposit of $2,013 and $6,410 in transfer agent and our consultancy firm.

4.	PLANT AND EQUIPMENT

	As of December 31, 2020	As of December 31, 2019
Computer and Software	$3,878	$3,878
Equipment	1,865	1,816
	5,743	5,694
Less: Accumulated Depreciation	(4,547)	(3,688)
Plant and equipment, net	$1,196	$2,006

The Company acquired two computers and a software at $3,731 and $147 respectively in 2017, and the accumulated depreciation as of December 31, 2020 and December 31, 2019 were $3,878 and $3,232, which constituted a net book value of $0 and $646 respectively.

The Company acquired Engine Pump at MYR7,500 in 2017. The accumulated depreciations as of December 31, 2020 and December 31, 2019 were $668 and $456, which constituted a net book value of $1,196 and 1,360 respectively.

The depreciation expense for 2020 and 2019 were $832 and $1,479 respectively.

5.	BIOLOGICAL ASSETS

Biological Assets of the Company comprise of agarwood sapling and plantation cost of agarwood.

The Company acquired the agarwood sapling at MYR98,800 (approximately $24,395) in 2017. The accumulated planation development costs incurred from commencement of planting of seedlings after impairment loss as of December 31, 2020 and 2019 were $40,495 and $37,297 respectively. For the years ended December 31, 2020 and December 31, 2019, the cost captured into account were $2,247 and $10,967 respectively.

Since August 1, 2020, the Company has stopped to accumulate the plantation cost of agarwood pursuant to the Inoculation Harvesting and Acquisition Agreement signed with Dadvance Agarwood Solutions Sdn. Bhd.

An impairment tests were carried on December 31, 2020 and 2019, we wrote off $2,570 and $2,368 of biological assets respectively. The reason for impairment loss was the natural immortality of the agarwood trees.

6.	INCOME TAXES

The loss before income taxes of the Company for the years ended December 31, 2020 and 2019 were comprised of the following:

	For the years ended December 31,
	2020	2019
Tax jurisdictions from:
– Local	$(111,673)	$(249,404)

– Foreign, representing:
Malaysia	(15,348)	(7,867)
Hong Kong	(47)	(4,464)
Other (primarily nontaxable jurisdictions)		-

Loss before income taxes	$(127,068)	$(261,735)

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Provision for income taxes consisted of the following:

For the years ended December 31,
	2020	2019

Current:
– Local	$-	$-
– Foreign:
Hong Kong	-	-
The PRC	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. During the periods presented, the Company has a number of subsidiaries that operates in different countries and is subject to tax in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets as of December 31, 2017 from the 35% to 21% tax rate. The Company (URYL) is registered in the State of Nevada and is subject to United States of America tax law. As of December 31, 2020, the operations in the United States of America incurred $775,498 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of approximately $162,855 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

Bosy Holdings (HK) Limited operating in Hong Kong are subject to the Hong Kong Profits Tax at the statutory income tax rate of 8.25% on assessable profits up to HK$2,000,000 (approximately $256,410); and 16.5% on any part of assessable profits over HK$2,000,000. For the years ended December 31, 2020 and 2019, subsidiary in Hong Kong incurred an aggregate operating loss of $47 and $4,464 respectively. The cumulative operating losses can be carried forward to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $450 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

Oudh Tech Sdn Bhd is subject to the Malaysia Corporate Tax Laws at a progressive income tax rate starting from 17% on the assessable income for its tax year. For the years ended December 31, 2020 and 2019, Oudh Tech Sdn Bhd incurred an aggregate operating loss of $15,348 and $7,867, respectively, which can be carried forward indefinitely to offset its taxable income. As of December 31, 2020, the operations in Malaysia incurred $54,913 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss can be carried forward indefinitely. The Company has provided for a full valuation allowance against the deferred tax assets of $9,335 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2020 and 2019:

	As of	As of
	December 31, 2020	December 31, 2019
Deferred tax assets:

Goodwill and intangibles	$-	$-
Net operating loss carryforwards
– United States of America	162,855	139,403
– Hong Kong	450	446
– Malaysia	9,335	6,726
	172,640	146,575
Less: valuation allowance	(172,640)	(146,575)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $172,640 as of December 31, 2020. For the year ended December 31, 2020, the valuation allowance increased by $26,065.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	ACCRUED LIABILITIES

	As of December 31, 2020	As of December 31, 2019
Audit fee outstanding	$10,496	$19,281
Consultancy fee outstanding	19,231	266
Company secretary fee outstanding	263	-
Salary outstanding	6,943	-
Other payable	1,544	1,151
Total prepaid expenses	38,477	20,698

8.	AMOUNT DUE TO DIRECTOR

As of December 31, 2020 and 2019, our directors loaned to the Company $65,928 and $11,284, respectively. This loan is unsecured, non-interest bearing and due on demand.

During 2019, our director, Teoh Kooi Sooi converted $74,242 into shares in the private placement took place on November 25, 2019.

9.	STOCKHOLDERS EQUITY

On November 25, 2019, the Company issued 24,867 shares of our common stock to Mr. Teoh Kooi Sooi, our CEO, in exchange of a working capital of $138,757, consisted of $64,516 in cash and $74,241 loan conversion, as contribution and recorded in share capital and additional paid capital.

As of December 31, 2020 and 2019, there are 141,990,387 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of December 31, 2020.

10.	SALARY COMMITMENT

On December 1, 2018, our director, Mr. Li Gongming and Mr. Teoh Kooi Sooi entered into the employment contracts with the Company. Mr. Li was paid at $5,000 per month in form of wire transfer. While these employment contracts were suspended on March 1, 2020 due to the outbreak of COVID-19, in order to retain certain cash level in the Company.

Starting from September 1, 2020, our CEO, Mr Teoh Kooi Sooi commenced his employment with our wholly owned subsidiary, Oudh Tech Sdn. Bhd, and received MYR8,500 (equivalent to $2,100) per month.

11. OPERATING LEASE

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

Lease expenses were $2,502 during the year 2020, and $3,262 incurred during the year 2019.

12. SUBSEQUENT EVENTS

On 11 January 2021, Prime Minister of Malaysia Muhyiddin Yassin announced that Movement Control Order restrictions would be re-introduced to the states of Malacca, Johor, Penang, Selangor, Sabah and the federal territories of Kuala Lumpur (which the Company restaurants are operating within), Putrajaya, and Labuan from January 13, 2021 to February 4, 2021 for a period of two weeks due to increase in daily COVID-19 infection cases. Restriction of Movement Control Order as following:

●	Banning travel between states and districts;
●	Limiting travel 10km away from homes;
●	Stay at home orders;
●	Only allowing two people per household to travel in cars and buy groceries;
●	Banning social gatherings including weddings, seminars, and sports;
●	Eateries and hawker stalls can only provide takeaway services and deliveries;
●	Only five essential economic sectors allowed to operate: manufacturing, construction, services (including supermarkets, banks and health services), trade and distribution and plantations;
●	Outdoor recreational activities limited to people from the same household;
●	Non-essential workers to work from home; and
●	Five person limit at mosques and other places of worship.

