Form 10-Q
period 2021-03-31
United Royale Holdings Corp.
filed 2021-05-25
CIK 1652842

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-208978

United Royale Holdings Corp.

(Exact name of registrant issuer as specified in its charter)

Nevada	98-1253258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Campbell Drive, Suite 307C
Uxbridge, Ontario, Canada
L9P 1H6

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (647) 400-6927

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2021
Common Stock, $.0001 par value	141,990,387

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,879	$6,731
Prepaid expenses and other receivables	86,202	95,451
Current assets from discontinued operation	–	(73,695)
TOTAL CURRENT ASSETS	96,081	28,487
NON-CURRENT ASSETS
Non-current assets from discontinued operation	–	41,691
TOTAL ASSETS	$96,081	$70,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$34,453	$31,533
Due to director	59,744	49,744
Current liabilities from discontinued operation	–	23,128
TOTAL CURRENT LIABILITIES	94,197	104,405
TOTAL LIABILITIES	$94,197	$104,405

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	$–	$–
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,990,387 shares as of March 31, 2021 and December 31, 2020	14,199	14,199
Additional paid-in capital	789,468	789,468
Accumulated other comprehensive income/(loss)	–	1,477
Accumulated deficit	(801,783)	(839,371)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	1,884	(34,227)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,081	$70,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended, March 31
	2021	2020
	(Unaudited)	(Unaudited)
REVENUE	$–	$–

COST OF REVENUE	–	–

GROSS PROFIT	–	–

OPERATING EXPENSES:
General and administrative	(19,021)	(47,180)

LOSS FROM OPERATIONS	(19,021)	(47,180)

Other income (expense), net	–	–

LOSS BEFORE INCOME TAX	(19,021)	(47,180)

INCOME TAX EXPENSE	–	–

LOSS FROM DISCONTINUED OPERATIONS
Loss from discontinued operations	(8,062)	(1,177)
Gain from disposal of subsidiaries	65,154	–

NET INCOME / (LOSS)	38,071	(48,357)

OTHER COMPREHENSIVE INCOME (LOSS)
Realized foreign currency translation due to disposal of subsidiaries	(482)	–
Foreign currency translation loss	(995)	(3,254)

Comprehensive income (loss)	$36,594	$(51,611)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,990,387	141,990,387

See accompanying notes to the unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Three months ended March 31, 2021 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2020 (audited)	141,990,387	$14,199	$789,468	$1,477	$(839,371)	$(34,227)
Disposal of subsidiaries	–	–	–	(482)	–	(482)
Net income for the three months ended March 31, 2021	–	–	–	–	37,588	37,588
Foreign currency translation	–	–	–	(995)	–	(995)
Balance as of March 31, 2021 (Unaudited)	141,990,387	$14,199	$789,468	$–	$(801,783)	$1,884

Three months ended March 31, 2020 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2019	141,990,387	$14,199	$789,468	$953	$(712,303)	$92,317
Net loss for the three months ended March 31, 2020	–	–	–	–	(48,357)	(48,357)
Foreign currency translation	–	–	–	(3,254)	–	(3,254)
Balance as of March 31, 2020 (Unaudited)	141,990,387	$14,199	$789,468	$(2,301)	$(760,660)	$40,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	$46,133	$(47,179)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	–	323
Gain on disposal of subsidiaries	(65,154)	–
Changes in operating assets and liabilities:
Increase/ (Decrease) in accrued liabilities	2,920	(15,450)
Decrease/ (Increase) in prepaid expenses and other receivables	9,249	4,348
Net cash flows used in operating activities	(6,851)	(57,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	10,000	2,564
Net cash provided by financing activities	10,000	2,564

Effect of exchange rate changes in cash and cash equivalents	–	(207)

Net changes in cash and cash equivalents	3,148	(55,601)
Operating cash flows of the discontinued operation	(22,643)	(1,069)
Investing cash flows of the discontinued operation	40,342	(2,288)
Financing cash flows of the discontinued operation	(15,985)	–

Cash and cash equivalents, beginning of period	6,731	63,839

CASH AT END OF PERIOD, CONTINUING OPERATIONS	$9,879	$4,881
CASH AT END OF PERIOD, DISCONTINUED OPERATIONS	$1,692	$–

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$–	$–
Interest paid	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

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

In the opinion of management, the balance sheet as of March 31, 2021 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2020.

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

On March 30, 2021, the Company and Mr. Li Gongming (“Mr. Li”), the director of the Company, signed an instrument of transfer, pursuant to which Mr. Li acquired 100% (one hundred percent) of the shareholding of IVED. The consideration was set at $1, same as the consideration that the Company acquired IVED in 2018. There was a gain of $65,154 on disposal of the subsidiaries due to an equity deficit of the disposed subsidiaries.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances were eliminated in consolidation. As of March 31, 2021, there was no subsidiary held by the Company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2021, the Company incurred a loss before income tax of $19,021 and used cash in operations of $6,852. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Observable inputs such as quoted prices in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions information regarding the impact of the adoption of ASC 842 on the Company’s financial statements.

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

4.	PREPAID EXPENSES AND OTHER RECEIVABLES

The prepaid expenses as of March 31, 2021 included OTCQB annual fee of $10,500, deposit of $100 in transfer agent, and $75,602 in other receivables from our former subsidiaries, while the prepaid expenses as of December 31, 2020 included OTCQB annual fee of $14,000, deposit of $600 and $6,410 in transfer agent and our consultancy firm.

5.	ACCRUED LIABILITIES

The accrued liabilities as of March 31, 2021 included the auditor’s fee of $6,500, EDGAR fee of $1,025, professional fee to our consultancy firm of $24,359 and $2,569 payable to our former subsidiary, while the accrued liabilities as of December 31, 2020 included the auditor’s fee of $4,750, predecessor auditor consent fee of $5,000 and professional fee to our consulting service provider of $19,231.

6.	AMOUNT DUE TO DIRECTOR

As of March 31, 2021, and December 31, 2020, our directors has loaned to the Company $59,744 and $49,744 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand.

7.	STOCKHOLDERS’ EQUITY

As of March 31, 2021, and December 31, 2020, there were 141,990,387 and 141,990,387 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of March 31, 2021.

8.	DISCONTINUED OPERATIONS

On March 30, 2021, the Company has signed an instrument of transfer with our director, Mr. Li Gongming. Beginning on January 1, 2020, the Company historical financial results for periods prior to the above transaction have been reflected in our statement of income, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year balance sheet are classified as discontinued operations. As such, as of March 31, 2021, the Company accounted for all of its assets, liabilities and results of operations up to March 30, 2021 as discontinued operations.

During the three months ended March 31, 2021, the Company did not record a gain or loss on this disposal of subsidiaries.

The following table shows the results of operations of the Company for three months ended March 31, 2021 and 2020 which are included in the loss from discontinued operations:

	Three months ended March 31, 2021	Three months ended March 31, 2020

REVENUE	$–	$–
COST OF REVENUE	–	–
GROSS PROFIT	–	–
GENERAL AND ADMINISTRATIVE EXPENSES	(8,062)	(1,177)
LOSS FROM OPERATIONS	(8,062)	(1,177)
OTHER INCOME/(EXPENSES)	–	–
LOSS BEFORE INCOME TAX	(8,062)	(1,177)
INCOME TAX REFUND / (EXPENSE)	–	–
NET LOSS	$(8,062)	$(1,177)

The following table shows the carrying amounts of the major classes of assets and liabilities associated with the Company as of March 30, 2021:

As of March 30, 2021
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,692
Prepaid expenses	724
Total Current Assets	2,416
Non-current Assets
Plant and equipment, net	1,116
Biological Assets	38,651
TOTAL ASSETS	$42,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Amount due to director	$19,800
Amount due to former parent company	73,033
Accounts payable and accrued expenses	14,504
Total Current Liabilities	107,337
TOTAL LIABILITIES	$107,337

STOCKHOLDERS’ EQUITY
Equity	(65,154)
TOTAL STOCKHOLDERS' EQUITY	(65,154)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,183

9.	SUBSEQUENT EVENTS

Our Board of Directors, Li Gongming, Teoh Kooi Sooi and Soh Khay Wee resigned from the board of directors on April 7, 2021. On the same day, Teoh Kooi Sooi resigned from the roles of Chief Executive Officer, Chief Financial Officer and Treasurer of the Company, David Edwin Evans resigned from the role of Chief Operation Officer of the Company, Liao Lin resigned from the role of Chief Sales Officer of the Company, Jaya C Rajamanickam resigned from the role of President of the Company while Feliana Binti Johny resigned from the role of Secretary of the Company.

On April 7, 2021, Mr. Gary Bartholomew was appointed as the Director, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated March 29, 2021, for the year ended December 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K dated March 29, 2021, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

On March 30, 2021, the Company and Mr. Li Gongming (“Mr. Li”), the director of the Company, signed an instrument of transfer, pursuant to which Mr. Li acquired 100% (one hundred percent) of the shareholding of IVED. The consideration was set at $1, same as the consideration that the Company acquired IVED in 2018. There was a gain of $65,154 on disposal of the subsidiaries due to an equity deficit of the disposed subsidiaries. The disposal of subsidiaries was due to the uncertain business environment during the pandemic period since end of 2019.

Our Board of Directors, Li Gongming, Teoh Kooi Sooi and Soh Khay Wee resigned from the board of directors on April 7, 2021. On the same day, Teoh Kooi Sooi resigned from the roles of Chief Executive Officer, Chief Financial Officer and Treasurer of the Company, David Edwin Evans resigned from the role of Chief Operation Officer of the Company, Liao Lin resigned from the role of Chief Sales Officer of the Company, Jaya C Rajamanickam resigned from the role of President of the Company while Feliana Binti Johny resigned from the role of Secretary of the Company.

On April 7, 2021, Mr. Gary Bartholomew was appointed as the Director, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer of the Company.

Results of Operation

For the three months ended March 31, 2021 and 2020

Revenues

We have not generated any revenue for the three months ended March 31, 2021 and 2020.

General and administrative expenses

We incurred a total of $19,021 and $47,180 general and administrative expenses during the three months ended March 31, 2021 and 2020 respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and Edgar filing fee. The decrease of general and administrative expenses is due to decrease in salary payout.

Net income / loss

For three months ended March 31, 2021 and 2020, we had generated no revenues. We incurred a total net income of $38,071 and net loss of $48,357 for the three months ended March 31, 2021 and 2020 respectively.

Loss from discontinued operations

For the three months ended March 31, 2021, there was a gain of $65,154 on the disposal of subsidiaries due to the deficit of the disposed subsidiaries and a loss of $8,062 on the discontinued operation. For the three months ended March 31, 2020, loss from discontinued operations of $1,177 consisted of the results of operations of the disposed subsidiaries.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the three months ended March 31, 2021 and 2020, the cash flows used in operating activities was $6,852 and $57,058 respectively, consists of net loss and change in assets and liabilities.

Cash Provided By Financing Activities

For the three months ended March 31, 2021 and 2020, the cash flows provided by financial activities was $10,000 and $2,564 respectively, consists of advance from directors.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2021.

Contractual Obligations

Nil.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2021 our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UNITED ROYALE HOLDINGS CORP.
(Name of Registrant)

Date: May 24, 2021

	By:	/s/ Gary Bartholomew
	Title:	Chief Executive Officer, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

