Form 10-Q
period 2021-06-30
United Royale Holdings Corp.
filed 2021-09-08
CIK 1652842

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
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

Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 7, 2021
Common Stock, $.0001 par value	141,990,387

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of share)

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,879	$6,731
Prepaid expenses and other receivables	86,202	95,451
Current assets from discontinued operation	–	(73,695)
TOTAL CURRENT ASSETS	96,081	28,487
NON-CURRENT ASSETS
Non-current assets from discontinued operation	–	41,691
TOTAL ASSETS	$96,081	$70,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	$34,453	$31,533
Due to director	59,744	49,744
Current liabilities from discontinued operation	–	23,128
TOTAL CURRENT LIABILITIES	94,197	104,405
TOTAL LIABILITIES	$94,197	$104,405

STOCKHOLDERS’ EQUITY
Preferred stock – Par value $0.0001; Authorized: 200,000,000 None issued and outstanding	$–	$–
Common stock – Par value $ 0.0001; Authorized: 600,000,000 Issued and outstanding: 141,990,387 shares as of June 30, 2021 and December 31, 2020	14,199	14,199
Additional paid-in capital	789,468	789,468
Accumulated other comprehensive income/(loss)	–	1,477
Accumulated deficit	(801,783)	(839,371)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	1,884	(34,227)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,081	$70,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE and SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE	$–	$–	$–	$–

COST OF REVENUE	$–	$–	$–	$–

GROSS PROFIT	$–	$–	$–	$–

OPERATING EXPENSES:
General and administrative	$–	$(23,855)	$(19,021)	$(72,211)

LOSS FROM OPERATIONS	$–	$(23,855)	$(19,021)	$(72,211)

OTHER EXPENSE
Other income (expense), net	–	–	–	–

LOSS BEFORE INCOME TAX	–	(23,855)	(19,021)	(72,211)

INCOME TAX EXPENSE	–	–	–	–

NET LOSS	$–	$(23,855)	$(19,021)	$(72,211)

LOSS FROM DISCONTINUED OPERATIONS
Loss from discontinued operations	–	–	(8,062)	–
Gain from disposal of subsidiaries	–	–	65,154	–
NET INCOME / (LOSS)	–	(23,855)	38,071	(72,211)

OTHER COMPREHENSIVE INCOME (LOSS)
Realized foreign currency translation due to disposal of subsidiaries	–	–	(482)	–
Foreign currency translation income (loss)	–	398	(995)	(2,856)
COMPREHENSIVE LOSS	$–	(23,457)	(75,067)	(75,067)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	141,990,387	141,990,387	141,990,387	141,990,387

See accompanying notes to the unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE and SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Three and Six months ended June 30, 2021 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2020 (audited)	141,990,387	$14,199	$789,468	$1,477	$(839,371)	$(34,227)
Disposal of subsidiaries	–	–	–	(482)	–	(482)
Net income for the three months ended March 31, 2021	–	–	–	–	37,588	37,588
Foreign currency translation	–	–	–	(995)	–	(995)
Balance as of March 31, 2021 (Unaudited)	141,990,387	$14,199	$789,468	$–	$(801,783)	$1,884

Net income for the three months ended June 30, 2021	–	–	–	–	–	–
Foreign currency translation	–	–	–	–	–
Balance as of June 30, 2021 (Unaudited)	141,990,387	$14,199	$789,468	$–	$(801,783)	$1,884

Three and Six months ended June 30, 2020 (Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of December 31, 2019	141,990,387	$14,199	$789,468	$953	$(712,303)	$92,317
Net loss for the three months ended March 31, 2020	–	–	–	–	(48,357)	(48,357)
Foreign currency translation	–	–	–	(3,254)	–	(3,254)
Balance as of March 31, 2020 (Unaudited)	141,990,387	$14,199	$789,468	$(2,301)	$(760,660)	$40,706
Net loss for the three months ended June 30, 2020	–	–	–	–	(23,855)	(23,855)
Foreign currency translation	–	–	–	398	–	398
Balance as of June 30, 2020 (Unaudited)	141,990,387	$141,990,387	$141,990,387	$(1,903)	$(784,515)	$17,249

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	$46,133	$(72,211)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expenses	–	2,255
Gain on disposal of subsidiaries	(65,154)	–
Changes in operating assets and liabilities:
Increase/ (Decrease) in accrued liabilities	2,920	(17,091)
Decrease in Lease Liabilities	–	(1,521)
Decrease/ (Increase) in prepaid expenses and other receivables	9,249	(80,770)
(Increase)/ Decrease in biological assets	–	(4,522)
Net cash flows used in operating activities	(6,851)	(85,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from directors	10,000	27,987
Net cash provided by financing activities	10,000	27,987

Effect of exchange rate changes in cash and cash equivalents	–	(219)

Net changes in cash and cash equivalents	3,148	(57,524)

Operating cash flows of the discontinued operation	(22,643)	–
Investing cash flows of the discontinued operation	40,342	–
Financing cash flows of the discontinued operation	(15,985)	–
Total changes in cash and cash equivalents including discontinued operations	1,714	(57,524)

Cash and cash equivalents, beginning of period	6,731	63,839

CASH AT END OF PERIOD, CONTINUING OPERATIONS	$9,879	$6,315
CASH AT END OF PERIOD, DISCONTINUED OPERATIONS	$1,692	$–

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$–	$–
Interest paid	$–	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

UNITED ROYALE HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

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

In the opinion of management, the balance sheet as of June 30, 2021 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2020.

2.	DESCRIPTION OF BUSINESS AND ORGANIZATION

United Royale Holdings Corp., formerly known as Bosy Holdings Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on June 23, 2015. We intended to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. We also intended to provide services relating to the extraction of Agarwood from such trees through a process known as “inoculation.”

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

Mr. CHEN Zheru was the common director and major shareholder of the Company and IVED. As a result of this common ownership and in accordance with the FASB Accounting Standards Codification Section 805 “Business Combination”, the transaction was treated as a combination between entities under common control. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. The equity accounts of the combining entities are combined. Further, the companies were combined retrospectively for prior year comparative information as if the transaction had occurred on January 1, 2017.

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

On April 22, 2021, CyberNorth Ventures Inc. acquired an aggregate of 109,423,767 shares of Common Stock of the Company, representing approximately 77.6% of the issued and outstanding shares of Common Stock of the Company as of such date, from the previous majority shareholders of the Company. As a result of such acquisition CyberNorth Ventures Inc. is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. CyberNorth Ventures Inc. is wholly owned by our director, Gary Bartholomew.

The Company does not currently have operations.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances were eliminated in consolidation. As of June 30, 2021, there was no subsidiary held by the Company.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2021, the Company incurred a loss before income tax of $19,021 and used cash in operations of $6,851. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The prepaid expenses as of June 30, 2021 included OTCQB annual fee of $10,500, deposit of $100 in transfer agent, and $75,602 in other receivables from our former subsidiaries, while the prepaid expenses as of December 31, 2020 included OTCQB annual fee of $14,000, deposit of $600 and $6,410 in transfer agent and our consultancy firm.

5.	ACCRUED LIABILITIES

The accrued liabilities as of June 30, 2021 included the auditor’s fee of $6,500, EDGAR fee of $1,025, professional fee to our consultancy firm of $24,359 and $2,569 payable to our former subsidiary, while the accrued liabilities as of December 31, 2020 included the auditor’s fee of $4,750, predecessor auditor consent fee of $5,000 and professional fee to our consulting service provider of $19,231.

6.	AMOUNT DUE TO DIRECTOR

As of June 30, 2021, and December 31, 2020, our directors has loaned to the Company $59,744 and $49,744 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand.

7.	STOCKHOLDERS’ EQUITY

As of June 30, 2021, and December 31, 2020, there were 141,990,387 and 141,990,387 shares of common stock issued and outstanding respectively.

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2021.

8.	DISCONTINUED OPERATIONS

On March 30, 2021, the Company has signed an instrument of transfer with our director, Mr. Li Gongming. Beginning on January 1, 2020, the Company historical financial results for periods prior to the above transaction have been reflected in our statement of income, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year balance sheet are classified as discontinued operations. As such, as of June 30, 2021, the Company accounted for all of its assets, liabilities and results of operations up to June 30, 2021 as discontinued operations.

During the three months ended June 30, 2021, the Company did not record a gain or loss on this disposal of subsidiaries.

The following table shows the results of operations of the Company for three months ended June 30, 2021 and 2020 which are included in the loss from discontinued operations:

	Six months ended June 30, 2021	Six months ended June 30, 2020

REVENUE	$–	$–
COST OF REVENUE	–	–
GROSS PROFIT	–	–
GENERAL AND ADMINISTRATIVE EXPENSES	(8,062)	–
LOSS FROM OPERATIONS	(8,062)	–
OTHER INCOME/(EXPENSES)	–	–
LOSS BEFORE INCOME TAX	(8,062)	–
INCOME TAX REFUND / (EXPENSE)	–	–
NET LOSS	$(8,062)	$–

The following table shows the carrying amounts of the major classes of assets and liabilities associated with the Company as of June 30, 2021:

As of June 30, 2021
(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,879
Prepaid expenses	86,202
Total Current Assets	96,081
Non-current Assets
Plant and equipment, net	–
Biological Assets	–
TOTAL ASSETS	$96,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Amount due to director	$59,744
Amount due to former parent company	–
Accounts payable and accrued expenses	34,453
Total Current Liabilities	94,197
TOTAL LIABILITIES	$94,197

STOCKHOLDERS’ EQUITY
Equity	1,884
TOTAL STOCKHOLDERS' EQUITY	1,884
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,081

9.	SUBSEQUENT EVENTS

On September 3, 2021, the Company’s sole director and shareholder holding a majority of the Company’s voting stock approved the following actions by written consent: change of the Company’s name to TrueNorth Quantum, Inc., designation of one share of Series A Preferred Stock with special voting rights, and approval of a stock incentive plan and deferred stock unit plan.

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

Company Overview

United Royale Holdings Corp. (the “Company”) was incorporated under the laws of the State of Nevada on June 23, 2015. United Royale Holdings Corp., is a developmental stage company that intends to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. The company also intend to provide services relating to the extraction of Agarwood (Agarwood is extracted from those trees, about 10-15% wood of the tree can become Agarwood) from such trees, through the process of “fungal inoculation.”

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

On April 22, 2021, CyberNorth Ventures Inc. acquired an aggregate of 109,423,767 shares of Common Stock of the Company, representing approximately 77.6% of the issued and outstanding shares of Common Stock of the Company as of such date, from the previous majority shareholders of the Company. As a result of such acquisition CyberNorth Ventures Inc. is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. CyberNorth Ventures Inc. is wholly owned by our director, Gary Bartholomew.

The Company does not currently have operations.

Results of Operation

For the three months ended June 30, 2021 and 2020

Revenues

We have not generated any revenue for the three months ended June 30, 2021 and 2020.

General and administrative expenses

We incurred a total of $0 and $23,457 general and administrative expenses during the three months ended June 30, 2021 and 2020 respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and Edgar filing fee. The decrease of general and administrative expenses is due to decrease in salary payout.

Net income / loss

For three months ended June 30, 2021 and 2020, we had generated no revenues. We incurred a total net income of $0 and net loss of $23,457 for the three months ended June 30, 2021 and 2020 respectively.

Loss from discontinued operations

For the six months ended June 30, 2021, there was a gain of $65,154 on the disposal of subsidiaries due to the deficit of the disposed subsidiaries and a loss of $8,062 on the discontinued operation. For the six months ended June 30, 2020, loss from discontinued operations of $0 consisted of the results of operations of the disposed subsidiaries.

Liquidity and Capital Resources

Cash Used In Operating Activities

For the six months ended June 30, 2021 and 2020, the cash flows used in operating activities was $3,148 and ($57,524) respectively, consists of net loss and change in assets and liabilities.

Cash Provided By Financing Activities

For the six months ended June 30, 2021 and 2020, the cash flows provided by financial activities was $10,000 and $27,987 respectively, consists of advance from directors.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2021.

Contractual Obligations

Nil.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Operations Officer. Based upon that evaluation, our Chief Executive Officer and Chief Operations Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2021 our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

32.1	Section 1350 Certification of principal executive officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED ROYALE HOLDINGS CORP.
(Name of Registrant)

Date: September 8, 2021

	By:	/s/ Gary Bartholomew
	Title:	Chief Executive Officer, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

