Form 10-Q/A
period 2021-06-30
TrueNorth Quantum Inc.
filed 2021-11-24
CIK 1652842

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

TrueNorth Quantum, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	98-1253258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5428 South Regal Street #30954, Spokane, WA 99223

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (647) 400-6927

United Royale Holdings Corp.

2 Campbell Drive, Suite 307C, Uxbridge, Ontario, Canada

(Former name, former address and former fiscal year, if changed since last report.)

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

Yes ☐   No ☒

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

Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2021
Common Stock, $0.0001 par value	151,043,725

EXPLANATORY NOTES

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the six months ended June 30, 2021, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on September 8, 2021 (the “Quarterly Report”), to:

●	comply with Rule 10-01(d) Regulation S-X, which requires interim financial statements included in quarterly reports on Form 10-Q to be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by PCAOB,

●	to update financial statements and various other disclosures throughout this quarterly report, and

●	to include the required certifications of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

This Amendment No. 1 revises the Original Report and does not otherwise reflect events that may have occurred subsequent to the original filing date.

i

1

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TrueNorth Quantum, Inc.

(fka United Royale Holdings Corp.)

Interim Financial Statements

(Unaudited)

TrueNorth Quantum Inc.

(fka United Royale Holdings Corp.)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$–	$6,731
Prepaid expenses and other receivables	7,000	21,756
Total Current Assets	7,000	28,487

Non-current assets from discontinued operation	–	41,691
TOTAL ASSETS	$7,000	$70,178

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	234	31,533
Due to related party	–	49,744
Current liabilities from discontinued operation	–	23,128
Total Current Liabilities	234	104,405

Total Liabilities	234	104,405

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding		–
Common stock, $0.0001 par value, 600,000,000 shares authorized, 141,990,387 shares issued and outstanding	14,199	14,199
Additional paid-in capital	873,597	789,468
Accumulated other comprehensive income	–	1,477
Accumulated deficit	(881,030)	(839,371)
Total Stockholders' Equity (Deficit)	6,766	(34,227)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,000	$70,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TrueNorth Quantum Inc.

(fka United Royale Holdings Corp.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$–	$–	$–	$–

Operating Expenses
General and administrative	6,215	22,655	25,236	69,835
Total Operating Expenses	6,215	22,655	25,236	69,835

Loss from operations	(6,215)	(22,655)	(25,236)	(69,835)

Loss from continuing operation	(6,215)	(22,655)	(25,236)	(69,835)

Loss from discontinued operations
Loss from discontinued operations	–	(1,199)	(8,062)	(2,376)
Loss from disposal of subsidiaries	–	–	(8,361)	–
	–	(1,199)	(16,423)	(2,376)

Net Loss	$(6,215)	$(23,854)	$(41,659)	$(72,211)

Other Comprehensive Income (loss)
Realized foreign currency translation due to disposal of subsidiaries	–	–	(482)	–
Foreign currency translation loss	–	398	(995)	(2,856)
Comprehensive loss	$(6,215)	$(23,456)	$(43,136)	$(75,067)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	141,990,387	464,667,527	141,990,387	664,499,399

See accompanying notes to the unaudited consolidated financial statements.

TrueNorth Quantum Inc.

(fka United Royale Holdings Corp.)

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

Six months ended June 30, 2021

						Accumulated
					Additional	Other
	Preferred Stock		Common stock		Paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total

Balance, December 31, 2020	–	$–	141,990,387	$14,199	$789,468	$1,477	$(839,371)	$(34,227)

Disposal of subsidiaries	–	–	–	–	–	(482)	–	(482)
Foreign currency translation	–	–	–	–	–	(995)	–	(995)
Net loss for the period	–	–	–	–	–	–	(35,444)	(35,444)

Balance, March 31, 2021	–	$–	141,990,387	$14,199	$789,468	$–	$(874,815)	$(71,148)

Debt forgiveness	–	–	–	–	84,129		–	84,129
Net loss for the period	–	–	–	–	–	–	(6,215)	(6,215)

Balance, June 30, 2021	–	$–	141,990,387	$14,199	$873,597	$–	$(881,030)	$6,766

Six months ended June 30, 2020

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Sttockholders’ Equity
Balance as of December 31, 2019	141,990,387	$14,199	$789,468	$953	$(712,303)	$92,317
Net loss for the three months ended March 31, 2020	–	–	–	–	(48,357)	(48,357)
Foreign currency translation	–	–	–	(3,254)	–	(3,254)

Balance as of March 31, 2020	141,990,387	$14,199	$789,468	$(2,301)	$(760,660)	$40,706
Net loss	–	–	–	–	(23,854)	(23,854)
Foreign currency translation	–	–	–	398	–	398
Balance as of June 30, 2020	141,965,520	$14,199	$789,468	$(1,903)	$(784,515)	$17,249

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TrueNorth Quantum Inc.

(fka United Royale Holdings Corp.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,659)	$(72,211)
Accounts receivable - related party	–	–
Depreciation expense	–	2,255
Loss on disposal of subsidiaries	8,361	–
Changes in operating assets and liabilities:
Prepaid expenses	14,756	7,798
Accounts payable and accrued liabilities	(31,299)	(17,091)
Lease liabilities	–	(1,521)
Discontinued assets and liabilities	8,725	–
Net Cash Used in Operating Activities	(41,116)	(80,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	–	(4,522)
Net cash used in Investing Activities	–	(4,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from directors	34,385	27,987
Net cash provided by Financing Activities	34,385	27,987

Effect of exchange rate changes in cash and cash equivalents	–	(219)

Net cash decrease for period	(6,731)	(57,524)
Cash at beginning of period	6,731	63,839
Cash at end of period	$–	$6,315

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right-of-use assets and operating lease obligations	$–	$21,330
Debt forgiveness	$84,129	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TrueNorth Quantum Inc.

(fka United Royale Holdings Corp.)

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Organization

TrueNorth Quantum, Inc., formerly United Royale Holdings Corp., (“the Company”, “TNQ”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on June 23, 2015 to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. On February 15, 2017, we changed our name from Bosy Holdings Corp. to United Royale Holdings Corp. to facilitate our re-branding efforts and develop and enhance our business.

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

On October 4, 2021, the Company amended its Articles of Incorporation to (i) change its name to TrueNorth Quantum Inc. and (ii) designate its Series A Preferred Stock.

On October 20, 2021, the board of directors of the Company appointed Witold (Wit) Ostrenko as a director of the Company, and appointed Brad Herr as the Company’s Chief Financial Officer.

On October 29, 2021, the Company closed its acquisition of TrueNorth Quantum Inc. (“TNQ”), a corporation existing under the laws of the Province of Alberta, Canada pursuant to the Exchange Agreement, Support Agreement and Trust Agreement disclosed in the Company’s Current Report filed October 13, 2021.

On November 8, 2021, the board of directors of the Company appointed William Douglas (Doug) Beynon and David Mironov as directors of the Company.

Description of Business

TNQ is a technology company that has developed an enterprise platform providing security, connectivity and systems compatibility for existing financial institution’s back and front office. This includes integration into major Banks systems from compliance to customer information, including their trading platforms. The TNQ technology (“Northern Shield”) utilizes quantum cryptography (or Quantum key distribution) to secure the clients private key to their crypto assets and this key is held within the trusted Bank environment with the potential to be insured against cyberattack and theft.

Northern Shield enables banks to “institutionalize” crypto currencies the blockchain market. Crypto currencies such as Bitcoin were originally designed to “decentralize” currency. However, the Northern Shield will provide the vehicle for integration to applications and utility for digital wallets inbound and outbound. Northern Shield is a custody solution with insurance. Currently, crypto holders have an account at the crypto-exchange where they invested in that crypto currency. Our solution enables major banks to possess custody on behalf of their clients providing flexibility to trade on multiple exchanges with access to financial and payment networks in a secure and insured account.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 8 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances were eliminated in consolidation. As of June 30, 2021, there was no subsidiary held by the Company (see Note 7).

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

The prepaid expenses as of June 30, 2021 included OTCQB annual fee of $7,000, while the prepaid expenses as of December 31, 2020 included OTCQB annual fee of $14,000, deposit of $600 and $6,410 in transfer agent and our consultancy firm.

4.	ACCRUED LIABILITIES

The accrued liabilities as of June 30, 2021 included transfer agent fee of $234, while the accrued liabilities as of December 31, 2020 included the auditor’s fee of $4,750, predecessor auditor consent fee of $5,000 and professional fee to our consulting service provider of $19,231.

5.	AMOUNT DUE TO DIRECTOR

As of June 30, 2021, and December 31, 2020, our directors has loaned to the Company $0 and $49,744 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2021, directors advanced $34,385 to the Company and due to director of $84,129 was forgiven.

6.	STOCKHOLDERS’ EQUITY

As of June 30, 2021, and December 31, 2020, there were 141,990,387 shares of common stock issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of June 30, 2021.

7.	DISCONTINUED OPERATIONS

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

The following table shows the results of operations of the Company for three and six months ended June 30, 2021 and 2020 which are included in the loss from discontinued operations:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$–	$–	$–	$–
General and administrative	–	1,199	8,062	2,376
Loss from operations	–	(1,199)	(8,062)	(2,376)
Other income (expense)	–	–	–	–
Loss before income tax	–	(1,199)	(8,062)	(2,376)
Income tax expense (refund)	–	–	–	–
Net loss from discontinued operations	$–	$(1,199)	$(8,062)	$(2,376)

The following table shows the loss from disposal of subsidiaries from carrying amounts of the major classes of assets and liabilities as of March 30, 2021:

March 30,
2021

Current Assets
Cash and cash equivalents	$1,692
Prepaid expenses	724
Plant and equipment, net	1,116
Biological Assets	38,651
Amount due to director	(19,800)
Accounts payable and accrued expenses	(14,504)
Realized foreign currency translation due to disposal of subsidiaries	482
Loss from disposal of subsidiaries	$8,361

8.	SUBSEQUENT EVENTS

On September 3, 2021, the Company’s sole director and shareholder holding a majority of the Company’s voting stock approved the following actions by written consent: change of the Company’s name to TrueNorth Quantum, Inc., designation of one share of Series A Preferred Stock with special voting rights, and approval of a stock incentive plan and deferred stock unit plan.

On October 4, 2021, the Company amended its Articles of Incorporation to (i) change its name to TrueNorth Quantum Inc. and (ii) designate its Series A Preferred Stock.

On October 20, 2021, the board of directors of the Company appointed Witold (Wit) Ostrenko as a director of the Company, and appointed Brad Herr as the Company’s Chief Financial Officer.

On October 29, 2021, the Company closed its acquisition of TrueNorth Quantum Inc. (“TNQ”), a corporation existing under the laws of the Province of Alberta, Canada pursuant to the Exchange Agreement, Support Agreement and Trust Agreement disclosed in the Company’s Current Report filed October 13, 2021.

On November 5, 2021, TrueNorth Quantum, Inc., a Nevada corporation formerly known as United Royale Holdings Corp. (the “Company”) dismissed Zia Masood Kiani & Co. (“ZMKC”) as the Company’s independent registered public accounting firm. Following a careful deliberation, on November 5, 2021, the Company engaged BF Borger CPA PC (“BFB”) as the Company’s independent registered public accounting firm.

On November 8, 2021, the board of directors of the Company appointed William Douglas (Doug) Beynon and David Mironov as directors of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q/A is intended to update the information contained in our Form 10-K dated March 29, 2021, for the year ended December 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Company Overview

TrueNorth Quantum Inc. (formerly United Royale Holdings Corp.) (the “Company”, “TrueNorth”) was incorporated under the laws of the State of Nevada on June 23, 2015 to offer planting and cultivation services to land owners in regards to the planting and cultivation of Aquilaria Subintegra & Aquilaria Sinensis trees. On February 15, 2017, we changed our name from Bosy Holdings Corp. to United Royale Holdings Corp. to facilitate our re-branding efforts and develop and enhance our business.

The Company’s products include a highly scalable, institutional-grade cloud platform called the Northern Shield that enables the rapid build and scale of decentralized applications across many industries. The Northern Shield is the convergence of Security, Blockchain, AI, and Big Data into a single platform we call Web 3.0. The Company has started to work with application development companies to adapt or build their application using the Northern Shield. The Northern Shield is offered as a Platform as a Service (PaaS) offering a complex and highly secured and managed system reducing the cost of industry scale application development for disruption in Healthcare, Fintech, AgTech, and Wellness. These industries are transforming to a decentralized architecture enabling the Northern Shield to disrupt the way business is done today. The Company has numerous engagements to build applications using the Northern Shield, allowing for highly secured and insured capability with a global scale running on the blockchain. In addition to offering the Northern Shield as a PaaS, we offer full application development to the business that has the disruptive idea but needs a strong technical partner to implement their decentralized vision. This contract software development service is offered on a fixed price basis based on the Statement of Work mutually agreed to in a services contract.

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

On October 4, 2021, the Company amended its Articles of Incorporation to (i) change its name to TrueNorth Quantum Inc. and (ii) designate its Series A Preferred Stock.

On October 20, 2021, the board of directors of the Company appointed Witold (Wit) Ostrenko as a director of the Company, and appointed Brad Herr as the Company’s Chief Financial Officer.

On October 29, 2021, the Company closed its acquisition of TrueNorth Quantum Inc. (“TNQ”), a corporation existing under the laws of the Province of Alberta, Canada pursuant to the Exchange Agreement, Support Agreement and Trust Agreement disclosed in the Company’s Current Report filed October 13, 2021.

On November 8, 2021, the board of directors of the Company appointed William Douglas (Doug) Beynon and David Mironov as directors of the Company.

Results of Operation

For the three months ended June 30, 2021 and 2020

Revenues

We have not generated any revenue for the three months ended June 30, 2021 and 2020.

General and administrative expenses

We incurred a total of $6,215 and $22,655 general and administrative expenses during the three months ended June 30, 2021 and 2020 respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and Edgar filing fee. The decrease of general and administrative expenses is due to decrease in salary payout.

Loss from discontinued operations

For the three months ended June 30, 2021 and 2020, loss from discontinued operations of $0 and $1,199 consisted of the results of operations of the disposed subsidiaries.

Net loss

For three months ended June 30, 2021 and 2020, we had generated no revenues. We incurred a total net loss of $6,215 and net loss of $23,854 for the three months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021 and 2020

Revenues

We have not generated any revenue for the six months ended June 30, 2021 and 2020.

General and administrative expenses

We incurred a total of $25,236 and $69,835 general and administrative expenses during the six months ended June 30, 2021 and 2020 respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and Edgar filing fee. The decrease of general and administrative expenses is due to decrease in salary payout.

Loss from discontinued operations

For the six months ended June 30, 2021 and 2020, loss from discontinued operations of $8,062 and $2,376 consisted of the results of operations of the disposed subsidiaries and loss form disposal of subsidiaries of $8,361 and $0, respectively.

Net loss

For six months ended June 30, 2021 and 2020, we had generated no revenues. We incurred a total net loss of $41,659 and net loss of $72,211 for the six months ended June 30, 2021 and 2020 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the six months ended June 30, 2021 and 2020, the cash flows used in operating activities was $41,116 and $80,770 respectively. The decrease in cash used in operation activities is primarily due to a decrease in operating expenses.

Cash Used in Investing Activities

For the six months ended June 30, 2021 and 2020, the Company used $0 and $4,522 for purchase of biological assets, respectively.

Cash Provided by Financing Activities

For the six months ended June 30, 2021 and 2020, the cash flows provided by financial activities was $34,385 and $27,987 respectively, consists of advances from directors.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2021.

Contractual Obligations

None.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits

2.1	TrueNorth Canadian Exchange Agreement (2)
2.2	TrueNorth Non-Canadian Exchange Agreement (2)
3(i).1	Articles of Incorporation, as amended (1)
3(i).2	Certificate of Amendment (2)
3(ii).1	Bylaws, as amended (1)
10.1	TrueNorth Trust Agreement (2)
10.2	TrueNorth Support Agreement (2)
10.3	Incentive Stock Option Plan (2)
10.4	Deferred Stock Unit Plan (2)
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*       Filed herewith

**       Furnished herewith

(1) Previously filed as an exhibit to the Company’s Form 8-K filed with SEC on February 15, 2018 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company’s Form 8-K filed with SEC on October 13, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueNorth Quantum Inc.

Date: November 24, 2021

	By:	/s/ Gary Bartholomew
	Title:	Chief Executive Officer, (Principal Executive Officer)

