Form 10-Q
period 2021-09-30
TrueNorth Quantum Inc.
filed 2021-11-24
CIK 1652842

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

2

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TrueNorth Quantum, Inc.

(fka United Royale Holdings Corp.)

Interim Financial Statements

(Unaudited)

TrueNorth Quantum Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$–	$6,731
Prepaid expenses and other receivables	3,500	21,756
Total Current Assets	3,500	28,487

Non-current assets from discontinued operation	–	41,691
TOTAL ASSETS	$3,500	$70,178

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	834	31,533
Due to related party	43,295	49,744
Current liabilities from discontinued operation	–	23,128
Total Current Liabilities	44,129	104,405

Total Liabilities	44,129	104,405

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.0001 par value, 600,000,000 shares authorized, 141,990,387 shares issued and outstanding	14,199	14,199
Additional paid-in capital	873,597	789,468
Accumulated other comprehensive income	–	1,477
Accumulated deficit	(928,425)	(839,371)
Total Stockholders' Equity (Deficit)	(40,629)	(34,227)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,500	$70,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TrueNorth Quantum Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$–	$–	$–	$–

Operating Expenses
General and administrative	47,395	17,044	72,631	86,880
Total Operating Expenses	47,395	17,044	72,631	86,880

Loss from operations	(47,395)	(17,044)	(72,631)	(86,880)

Loss from continuing operation	(47,395)	(17,044)	(72,631)	(86,880)

Loss from discontinued operations
Loss from discontinued operations	–	(1,061)	(8,062)	(3,437)
Loss from disposal of subsidiaries	–	–	(8,361)	–
	–	(1,061)	(16,423)	(3,437)

Net Loss	$(47,395)	$(18,105)	$(89,054)	$(90,317)

Other Comprehensive Income (loss)
Realized foreign currency translation due to disposal of subsidiaries	–	–	(482)	–
Foreign currency translation loss	–	1,810	(995)	(1,046)
Comprehensive loss	$(47,395)	$(16,295)	$(90,531)	$(91,363)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	141,990,387	464,667,527	141,990,387	664,499,399

See accompanying notes to the unaudited consolidated financial statements.

TrueNorth Quantum Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

Nine months ended September 30, 2021

				Accumulated
			Additional	other
	Common stock		paid-in	comprehensive	Accumulated
	Shares	Amount	capital	Income (loss)	Deficit	Total

Balance, December 31, 2020	141,990,387	$14,199	$789,468	$1,477	$(839,371)	$(34,227)

Disposal of subsidiaries	–	–	–	(482)	–	(482)
Foreign currency translation	–	–	–	(995)	–	(995)
Net loss for the period	–	–	–	–	(35,444)	(35,444)

Balance, March 31, 2021	141,990,387	$14,199	$789,468	$–	$(874,815)	$(71,148)

Debt forgiveness	–	–	84,129	–	–	84,129
Net loss for the period	–	–	–	–	(6,215)	(6,215)

Balance, June 30, 2021	141,990,387	$14,199	$873,597	$–	$(881,030)	$6,766

Net loss for the period	–	–	–	–	(47,395)	(47,395)

Balance, September 30, 2021	141,990,387	$14,199	$873,597	$–	$(928,425)	$(40,629)

Nine months ended September 30, 2020

	Common Stock		Additional	Accumulated other		Total
	Number of Shares	Amount	paid-in capital	comprehensive loss	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2019	141,990,387	$14,199	$789,468	$953	$(712,303)	$92,317
Net loss	–	–	–	–	(48,357)	(48,357)
Foreign currency translation	–	–	–	(3,254)	–	(3,254)

Balance as of March 31, 2020	141,990,387	$14,199	$789,468	$(2,301)	$(760,660)	40,706

Net loss	–	–	–	–	(23,855)	(23,855)
Foreign currency translation	–	–	–	398	–	398

Balance as of June 30, 2020	141,990,387	$14,199	$789,468	$(1,903)	$(784,515)	$17,249

Net loss	–	–	–	–	(18,105)	(18,105)
Foreign currency translation	–	–	–	1,809	–	1,809

Balance as of September 30, 2020	141,990,387	$14,199	$789,468	$(94)	$(802,620)	$953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TrueNorth Quantum Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,054)	$(90,317)
Accounts receivable - related party
Depreciation expense	–	2,569
Loss on disposal of subsidiaries	8,361	–
Changes in operating assets and liabilities:
Prepaid expenses	18,256	10,947
Accounts payable and accrued liabilities	(30,699)	(7,365)
Lease liabilities	–	(1,790)
Discontinued assets and liabilities	8,725	–
Net Cash Used in Operating Activities	(84,411)	(85,956)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of biological assets	–	(4,548)
Net cash used in Investing Activities	–	(4,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	77,680	34,557
Net cash provided by Financing Activities	77,680	34,557

Effect of exchange rate changes in cash and cash equivalents	–	(186)

Net cash decrease for period	(6,731)	(56,133)
Cash at beginning of period	6,731	63,839
Cash at end of period	$–	$7,706

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON CASH INVESTING AND FINANCING ACTIVITIES
Initial recognition of operating lease right-of-use assets and operating lease obligations	$–	$21,330
Reversal Adjustment for operating lease right-of-use and operating lease obligation	$–	$17,105
Debt forgiveness	$84,129	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TrueNorth Quantum Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

1.	DESCRIPTION OF BUSINESS

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

In the opinion of management, the balance sheet as of September 30, 2021 which has been derived from unaudited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2020.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances were eliminated in consolidation. As of September 30, 2021, there was no subsidiary held by the Company (see Note 7).

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2021, the Company incurred a net loss of $89,054 and used cash in operations of $84,411. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The prepaid expenses as of September 30, 2021 included OTCQB annual fee of $3,500, while the prepaid expenses as of December 31, 2020 included OTCQB annual fee of $14,000, deposit of $600 and $6,410 in transfer agent and our consultancy firm.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The accounts payable and accrued liabilities as of September 30, 2021 included legal and transfer agent fee of $834, while the accrued liabilities as of December 31, 2020 included the auditor’s fee of $4,750, predecessor auditor consent fee of $5,000 and professional fee to our consulting service provider of $19,231.

5.	AMOUNT DUE TO RELATED PARTY

As of September 30, 2021, and December 31, 2020, our directors and major shareholder has loaned to the Company $43,295 and $49,744 as working capital, respectively. This loan is unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2021, directors advanced $77,680 to the Company and due to director of $84,129 was forgiven.

6.	STOCKHOLDERS’ EQUITY

As of September 30, 2021, and December 31, 2020, there were 141,990,387 shares of common stock issued and outstanding.

There were no stock options, warrants or other potentially dilutive securities outstanding as of September 30, 2021.

7.	DISCONTINUED OPERATIONS

On March 30, 2021, the Company has signed an instrument of transfer with our director, Mr. Li Gongming. Beginning on January 1, 2020, the Company historical financial results for periods prior to the above transaction have been reflected in our statement of income, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year balance sheet are classified as discontinued operations. As such, as of September 30, 2021, the Company accounted for all of its assets, liabilities and results of operations up to March 30, 2021 as discontinued operations.

The following table shows the results of operations of the Company for three and nine months ended September 30, 2021 and 2020 which are included in the loss from discontinued operations:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$–	$–	$–	$–
General and administrative	–	1,061	8,062	3,437
Loss from operations	–	(1,061)	(8,062)	(3,437)
Other income (expense)	–	–	–	–
Loss before income tax	–	(1,061)	(8,062)	(3,437)
Income tax expense (refund)	–	–	–	–
Net loss from discontinued operations	$–	$(1,061)	$(8,062)	$(3,437)

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

Results of Operation

For the three months ended September 30, 2021 and 2020

Revenues

We have not generated any revenue for the three months ended September 30, 2021 and 2020.

General and administrative expenses

We incurred a total of $47,395 and $17,044 general and administrative expenses during the three months ended September 30, 2021 and 2020 respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and Edgar filing fee. The increase of general and administrative expenses is due to an increase in professional fee.

Loss from discontinued operations

For the three months ended September 30, 2021 and 2020, loss from discontinued operations of $0 and $1,061 consisted of the results of operations of the disposed subsidiaries.

Net loss

For three months ended September 30, 2021 and 2020, we had generated no revenues. We incurred a total net loss of $47,395 and $18,105 for the three months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021 and 2020

Revenues

We have not generated any revenue for the nine months ended September 30, 2021 and 2020.

General and administrative expenses

We incurred a total of $72,631 and $86,880 general and administrative expenses during the nine months ended September 30, 2021 and 2020 respectively. The general and administrative expenses are mainly comprised of Form 10-Q review fee, consulting fee, legal fee, transfer agent fee and Edgar filing fee. The decrease of general and administrative expenses is due to a decrease in salary payout offset by an increase in professional fees.

Loss from discontinued operations

For the nine months ended September 30, 2021 and 2020, loss from discontinued operations of $8,062 and $3,437 consisted of the results of operations of the disposed subsidiaries and loss form disposal of subsidiaries of $8,361 and $0, respectively.

Net loss

For nine months ended September 30, 2021 and 2020, we had generated no revenues. We incurred a total net loss of $41,659 and net loss of $72,211 for the nine months ended September 30, 2021 and 2020 respectively.

Liquidity and Capital Resources

Cash Used in Operating Activities

For the nine months ended September 30, 2021 and 2020, the cash flows used in operating activities was $84,411 and $85,956 respectively. The cash used from operating activities for the nine months ended September 30, 2021 and 2020, was primarily attributed to net loss of $89,054 and $90,317, respectively.

Cash Used in Investing Activities

For the nine months ended September 30, 2021 and 2020, the Company used $0 and $4,548 for purchase of biological assets, respectively.

Cash Provided by Financing Activities

For the nine months ended September 30, 2021 and 2020, the cash flows provided by financial activities was $77,680 and $34,557 respectively, consists of advances from directors.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2021.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2021 our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

